Form 10-K
period 2013-12-31
ATEL 16, LLC
filed 2014-03-17
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 333-188924

ATEL 16, LLC

(Exact name of registrant as specified in its charter)

California	90-0920813
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 50.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 16, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The Fund may continue until terminated as provided in the ATEL 16, LLC limited liability company operating agreement dated November 1, 2013 (the Operating Agreement”). Contributions in the amount of $500 were received as of December 31, 2012, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150,000,000. As of December 31, 2013, an approximate $56,000 of subscription proceeds have been received and held in escrow at an independent financial institution, unavailable to the Fund until the accumulated non-Pennsylvania investor subscriptions reaches a minimum of $1,200,000 (120,000 Units). Effective March 6, 2014, the Company had received non-Pennsylvania Unit subscriptions in excess of $1,200,000. At such date, the Company formally requested release of the non-Pennsylvania escrowed amounts. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds.

As of December 31, 2013, the Fund has not commenced operations other than those relating to organizational matters. The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders during the Offering Stage and Operating Stages of the Fund, any balance remaining after required minimum distributions, equal to not less than 7% nor more than 9% per annum on investors’ Original Invested Capital, during the Operating Stage, to be used to purchase additional investments during the Reinvestment Period (the first six years after the year the offering terminates); and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the Operating Stage/Reinvestment Period and continuing until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the Operating Agreement.

Narrative Description of Business

Upon commencement of operations, the Company intends to acquire various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s primary investment objective is to acquire investments primarily in low-technology, low-obsolescence equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment.

The Company will only purchase equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase.

As of the date of the final commitment of its proceeds from the sale of Units, the Company’s objective is to have at least 75% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate credits and/or leases guaranteed by such high quality corporate credits. High quality corporate credits are lessees or guarantors who have a credit rating by Moody’s Investors Service, Inc. of “Baa3” or better, or the credit equivalent as determined by the Manager, or are public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial investment portfolio may include equipment lease transactions and other debt or equity financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be growth capital financing investments. No more than 25% of the initial portfolio, by cost, will consist of these growth capital financing investments.

The equipment financing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the type of financing, the lease or loan term and type of equipment. The ability of the Company to keep the equipment leased and the terms of purchase, lease and sale of equipment depends on various factors (many of which neither the Managing Member nor the Company can control), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments as of the final commitment of net offering proceeds; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

The primary geographic region in which the Company seeks leasing and financing opportunities is North America.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

Item 3. LEGAL PROCEEDINGS

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2013, the initial member was the sole Unitholder of record in the Company.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7. MANAGEMENT’S PLAN OF OPERATIONS

As of December 31, 2013, the Fund had not commenced operations other than those relating to organizational matters. The Company’s offering was granted effectiveness as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150,000,000. The Company will commence operations upon receipt and acceptance of subscriptions for 120,000 Units ($1,200,000) (“minimum capitalization”).

Once the minimum capitalization is achieved, excluding subscriptions from Pennsylvania investors, subscription proceeds will be released from escrow to commence operations and reimburse organization and offering expenses. Subsequent capital contributions will be used to fund operations, invest in equipment and provide growth capital financing as described in the Company’s S-1 Registration Statement. Effective March 6, 2014, the Company had received non-Pennsylvania Unit subscriptions in excess of $1,200,000. At such date, the Company formally requested release of the non-Pennsylvania escrowed amounts. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when it has received aggregate subscriptions for all investors equal to not less than $7,500,000. The Company expects to be able to meet its cash requirements during this period.

During the periods from December 27, 2012 (date of inception) through December 31, 2013 and from December 27, 2012 (date of inception) through December 31, 2012, the Company incurred organizational costs related to certain startup activities that were considered immaterial and therefore not presented separately in a statement of operations. Such costs are included as part of syndication costs (See Note 4).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 4 through 10.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
ATEL 16, LLC

We have audited the accompanying balance sheets of ATEL 16, LLC (a development stage enterprise) (the “Company” or the “Fund”) as of December 31, 2013 and 2012, and the related statements of changes in member’s capital, and cash flows for the periods from December 27, 2012 (date of inception) through December 31, 2013 and from December 27, 2012 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 16, LLC (a development stage enterprise) (the “Company” or the “Fund”) as of December 31, 2013 and 2012, and its cash flows for the periods from December 27, 2012 (date of inception) through December 31, 2013 and from December 27, 2012 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 14, 2014

ATEL 16, LLC
(a development stage enterprise)

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Cash and cash equivalents	$500	$500
LIABILITIES AND MEMBER'S CAPITAL
Commitments and contingencies
Member's capital	$500	$500

See accompanying notes.

ATEL 16, LLC
(a development stage enterprise)

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL

FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2012 AND FOR THE
YEAR ENDED DECEMBER 31, 2013

		Amount
	Units	Other Members	Managing Member	Total
Member’s capital as of December 27, 2012 (Date of inception)	—	$—	$—	$—
Capital contribution	50	—	500	500
Balance December 31, 2012	50	—	500	500
Capital contributions	—	—	—	—
Balance December 31, 2013	50	$—	$500	$500

See accompanying notes.

ATEL 16, LLC
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2012 AND FROM
DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2013

	December 27, 2012 (Date of Inception) through December 31, 2013	December 27, 2012 (Date of Inception) through December 31, 2012
Capital contributions	$500	$500
Net cash provided by financing activities	500	500
Net increase in cash and cash equivalents	500	500
Cash at beginning of period	—	—
Cash at end of period	$500	$500

See accompanying notes.

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 16, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The Fund may continue until terminated as provided in the ATEL 16, LLC limited liability company operating agreement dated November 1, 2013 (the Operating Agreement”). Contributions in the amount of $500 were received as of December 31, 2012, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150,000,000. As of December 31, 2013, $56,000 of subscription proceeds have been received and held in escrow at an independent financial institution, unavailable to the Fund until the accumulated non-Pennsylvania investor subscriptions reaches a minimum of $1,200,000 (120,000 Units). Effective March 6, 2014, the Company had received non-Pennsylvania Unit subscriptions in excess of $1,200,000. At such date, the Company formally requested release of the non-Pennsylvania escrowed amounts. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds.

As of December 31, 2013, the Fund has not commenced operations other than those relating to organizational matters. The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders during the Offering Stage and Operating Stages of the Fund, any balance remaining after required minimum distributions, equal to not less than 7% nor more than 9% per annum on investors’ Original Invested Capital, during the Operating Stage, to be used to purchase additional investments during the Reinvestment Period (the first six years after the year the offering terminates); and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the Operating Stage/Reinvestment Period and continuing until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of changes in member’s capital, and cash flows for the periods from December 27, 2012 (date of inception) through December 31, 2013 and from December 27, 2012 (date of inception) through December 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

During the periods from December 27, 2012 (date of inception) through December 31, 2013 and from December 27, 2012 (date of inception) through December 31, 2012, the Company incurred organizational costs related to certain startup activities that were considered immaterial and therefore not presented separately in a statement of operations. Such costs are included as part of syndication costs (See Note 4).

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Cash

Cash is maintained in a non-interest bearing checking account.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income or losses of the Fund are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns. Accordingly, the Company provides current income and franchise taxes for only those states which levy taxes on partnerships.

Subsequent Event

Subsequent events are events or transactions that occur after the balance sheet date but before the date the financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are considered in the preparation of the financial statements presented herein. Subsequent events that occur after the balance sheet date that do not provide evidence about conditions that existed as of the balance sheet date are considered for disclosure based upon their significance in relation to the Fund’s financial statements taken as a whole.

The Company has evaluated all events that have occurred after December 31, 2013, up until the issuance of the financial statements. Effective March 6, 2014, the Company had received non-Pennsylvania Unit subscriptions in excess of $1,200,000. At such date, the Company formally requested release of the non-Pennsylvania escrowed amounts.

3. Commitments and Related Party Transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, for equipment acquisition and asset management services and to receive reimbursements for payments made on the behalf of the Fund for certain operating expenses, which are more fully described in Section 8 of the Operating Agreement.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and equipment financing documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Commitments and Related Party Transactions: - (continued)

Upon commencement of operations, AFS and ATEL Leasing Corporation (“ALC”), wholly-owned subsidiaries of ACG will perform services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services will be performed by ALC; investor relations and communications services, and general administrative services will be performed by AFS.

During its offering period, the Fund will pay selling commissions of up to 9% of the selling price of the Units to ATEL Securities Corporation (“ASC”), an affiliate of the Managing Member acting as Dealer Manager for the group of selling broker-dealers. ASC will in turn pay to participating broker-dealers selling commissions of up to 7% of the price of the Units sold by them, retaining the balance of 2%.

4. Syndication Costs Contingency through December 31, 2013:

As of December 31, 2013, an affiliate of the Managing Member paid syndication costs amounting to $762,556. Such amount is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs as well as selling commissions.

The Fund is obligated to reimburse the affiliate for such costs based upon a percentage of unit sales once the Fund accumulates subscriptions in excess of the minimum escrow requirements.

5. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company (when operational) and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility includes certain financial covenants. The Credit Facility was for an amount up to $60,000,000 and previously set to expire in June 2014. On January 7, 2014, the line was increased to $75,000,000 and expiration extended to June 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility when the Company is operational.

6. Member’s Capital:

As of December 31, 2013 and 2012, 50 Units ($500) were issued and outstanding. The Fund is authorized to issue up to 15,000,000 additional Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial other members. Commencing with the initial closing date, net income and net loss shall be allocated 99.99% to the other members and 0.01% to the Managing Member.

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the other Members.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and
(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Managing Member, LLC (the “Managing Member” or the “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Upon commencement of operations, AFS and ATEL Leasing Corporation (“ALC”), wholly-owned subsidiaries of ACG will perform services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services will be performed by ALC; investor relations and communications services, and general administrative services will be performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, will perform distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Managing Member, LLC (Managing Member)

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company had no securities registered under the Securities Exchange Act of 1934 as of the date of this report, and none of its directors, executive officers or securities holders was therefore subject to the reporting requirements of Section 16(a) of that Act as of such date.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2013, $5,040 of such commissions, excluding payments for Pennsylvania commissions, had either been accrued or paid to ASC. Of that amount, $3,920 has been re-allowed to other broker/dealers.

Asset Management Fee and Carried Interest

The Fund will pay the Manager an Asset Management Fee as compensation for the Manager’s services in supervising management of the Fund’s Portfolio Assets and its operations, and for establishing and overseeing the Fund’s policies and procedures and supervising the administrative and other services required by the Fund.

During the Offering Stage; the period commencing with the close of the minimum offering escrow and ending on the date of the final sale of Units, the Asset Management Fee payable for services rendered will be equal to an annualized 1.25% of the aggregate Purchase Price of Portfolio Assets acquired by the Fund through the end of each month during the period. Upon commencement of the Operating Stage; the period starting with the final sale of Units and ending six calendar years after the final sale of units, and the first two years of the Liquidating Stage; the period occurring after the Operating Stage until the final sale of units, the Company will pay the Manager an annual Asset Management Fee in an amount equal to an annualized 1.75% of the aggregate net Portfolio Assets, calculated for each month during the period as the aggregate Purchase Price of Portfolio Assets as of the end of the month, less the amount of the aggregate Purchase Price of Portfolio Assets attributable to Portfolio Assets which have been sold or otherwise disposed by the Fund through the end of the month. The Asset Management Fee payable for services rendered during the remainder of the Liquidating Stage will be equal to an annualized 1.75% of the Book Value of Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be. The Asset Management Fee is paid on a monthly basis.

The Manager will supervise performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. The Manager intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

The Manager will also receive, as its Carried Interest, an amount equal to 0.01% of all taxable income, tax losses, and cash distributions.

Limitations on Fees

The Fund has adopted a single Asset Management Fee as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investors’ understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establishes the standards for payment to program sponsors of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services, and sets the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G, and Article V, Section F, of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit.  The Asset Management Fee Limit will be calculated each year during the Fund’s term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation through the end of such year, including the Manager’s Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would, when added to amounts paid in all prior years, cause the total fees through the end of such year to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the same period, the Asset Management Fee and/or Carried Interest for that year will be reduced so that the total of all such compensation paid through the end of the period will not exceed the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit as calculated through that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% × .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

The amount of the Carried Interest permitted the Manager under the NASAA Fee Limitation will be dependent on the amount by which the percentage of Gross Proceeds the Fund ultimately commits to Investment in Equipment exceeds the minimum Investment in Equipment under the NASAA Fee Limitation. The NASAA Fee Limitation permits the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment. With a minimum Investment in Equipment of 85.875%, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%). At the lowest permitted level of Investment in Equipment, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their adjusted invested capital, as calculated under the NASAA Guidelines and, thereafter, the promotional interest may increase to 15% of all Distributions.

With the additional carried interest calculated as described above, the maximum aggregate fees payable to the Manager and Affiliates under the NASAA Guidelines as carried interest and promotional interest would equal 11.5% of Distributions of Cash from Operations (6.5% + 5% = 11.5%), and 7.5% of Distributions of Sale or Refinancing Proceeds (6.5% + 1% = 7.5%), before the subordination level was reached, and 21.5% of all Distributions thereafter. The maximum amounts to be paid under the terms of the Operating Agreement are subject to the application of the Asset Management Fee Limit provided in Section 8.3 of the Agreement, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the NASAA Fee Limitation.

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager’s Carried Interest. If and to the extent that the Asset Management Fee and Manager’s Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the record ownership of more than five percent of the Company's outstanding voting securities, its Units, as of March 6, 2014. The information is derived from the subscription documents submitted for the purchase of Units by the owner identified in the table and the Company's Unit ownership records. The Company has no information on the beneficial ownership of these Units beyond record ownership.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	M.C.L. Trust Davie, Florida 33330	Limited Liability Company Units 112,244 Units ($1,122,440)	52.13%

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Commitments and Related Party Transactions” at Note 3 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit-related fees incurred during the periods from December 27, 2012 (date of inception) through December 31, 2013 and from December 27, 2012 (date of inception) through December 31, 2012 consist of charges relative to syndication of the Fund (See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Syndication Costs Contingency through December 31, 2013” at Note 4 thereof).

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements

Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	4
Balance Sheets at December 31, 2013 and 2012	5
Statements of Changes in Member’s Capital for the periods from December 27, 2012 (date of inception) through December 31, 2012 and for the year ended December 31, 2013	6
Statements of Cash Flows for the periods from December 27, 2012 (date of inception) through December 31, 2013 and from December 27, 2012 (date of inception) through December 31, 2012	7
Notes to Financial Statements	8
2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective November 5, 2013 as filed on November 6, 2013 (File Number 333-188924) is hereby incorporated herein by reference

(14.1)  Code of Ethics

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(101.INS)   XBRL Instance Document

(101.SCH)  XBRL Taxonomy Extension Schema Document

(101.CAL)  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)  XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014

ATEL 16, LLC (Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler, Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 14, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.