Form 10-Q
period 2014-03-31
ATEL 16, LLC
filed 2014-05-13
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to

Commission File number 333-174418

ATEL 16, LLC

(Exact name of registrant as specified in its charter)

California	90-0920813
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2014 was 420,671.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC
(a development stage enterprise)

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, March 31, 2014 and December 31, 2013	3
Statements of Operations for the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014	4
Statements of Changes in Members’ Capital for the period from December 27, 2012 (Date of Inception) through December 31, 2013 and for the three months ended March 31, 2014	5
Statements of Cash Flows for the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	15
Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC
(a development stage enterprise)

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,555,496	$500
Investments in equipment and leases, net of accumulated depreciation of $21,982 at March 31, 2014	531,601	—
Prepaid expenses and other assets	40,870	—
Total assets	$3,127,967	$500
LIABILITIES AND MEMBER'S CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$550	$—
Affiliates	565,648	—
Other	14,039	—
Unearned operating lease income	12,847	—
Total liabilities	593,084	—
Commitments and contingencies
Members’ capital:
Managing Member	500	500
Other Members	2,534,383	—
Total Members’ capital	2,534,883	500
Total liabilities and Members’ capital	$3,127,967	$500

See accompanying notes.

ATEL 16, LLC
(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014
AND FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH MARCH 31, 2014
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Period From December 27, 2012 (Date of Inception) Through March 31, 2014
Revenues:
Operating lease revenue	$17,843	$17,843
Interest income	11	11
Total revenues	17,854	17,854
Expenses:
Depreciation of operating lease assets	21,982	21,982
Asset management fees to Managing Member	550	550
Acquisition expense	15,439	15,439
Cost reimbursements to affiliates	233	233
Amortization of initial direct costs	765	765
Interest expense	951	951
Professional fees	2,449	2,449
Outside services	41,937	41,937
Taxes on income and franchise fees	1,600	1,600
Bank charges	1,481	1,481
Total expenses	87,387	87,387
Net loss	$(69,533)	$(69,533)
Net loss:
Managing Member	$—	$—
Other Members	(69,533)	(69,533)
	$(69,533)	$(69,533)
Net loss per Limited Liability Company Unit (Other Members)	$(0.86)	$(4.39)
Weighted average number of Units outstanding	80,751	15,833

See accompanying notes.

ATEL 16, LLC
(a development stage enterprise)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2013 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2014

	Units	Amount		Total
		Other Members	Managing Member
Member’s capital as of December 27, 2012 (Date of Inception)	—	$—	$—	$—
Capital contribution	50	—	500	500
Balance December 31, 2013	50	—	500	500
Capital contributions	306,343	3,063,430	—	3,063,430
Less selling commissions to affiliates	—	(275,709)	—	(275,709)
Syndication costs	—	(183,805)	—	(183,805)
Net loss	—	(69,533)	—	(69,533)
Balance March 31, 2014 (Unaudited)	306,393	$2,534,383	$500	$2,534,883

See accompanying notes.

ATEL 16, LLC
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014
AND FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH MARCH 31, 2014
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Period From December 27, 2012 (Date of Inception) Through March 31, 2014
Operating activities:
Net loss	$(69,533)	$(69,533)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	21,982	21,982
Amortization of initial direct costs	765	765
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(40,870)	(40,870)
Accounts payable, Managing Member	550	550
Accounts payable, other	14,039	14,039
Accrued liabilities, affiliates	13,742	13,742
Unearned operating lease income	12,847	12,847
Net cash used in operating activities	(46,478)	(46,478)
Investing activities:
Payments of initial direct costs	(27,529)	(27,529)
Net cash used in investing activities	(27,529)	(27,529)
Financing activities:
Selling commissions to affiliates	(275,709)	(275,709)
Syndication costs paid to Managing Member and affiliates	(158,718)	(158,718)
Capital contributions	3,063,430	3,063,930
Net cash provided by financing activities	2,629,003	2,629,503
2,554,996	2,555,496
Cash at beginning of period	500	—
Cash at end of period	$2,555,496	$2,555,496
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,600	$1,600
Schedule of non-cash transactions:
Syndication and organizational costs payable to affiliated company	$25,087	$25,087
Transfer of operating lease assets from affiliate	$526,819	$526,819

See accompanying notes.

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 16, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The Fund may continue until terminated as provided in the ATEL 16, LLC limited liability company operating agreement dated November 1, 2013 (the “Operating Agreement”). Contributions in the amount of $500 were received as of December 31, 2012, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150,000,000. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds.

As of March 31, 2014, cumulative contributions totaling $3,063,930 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 306,343 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2014, has received cumulative contributions in the amount of $4,206,710, inclusive of the $500 initial member’s capital investment.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash:

Cash is maintained in a non-interest bearing checking account.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Acquisition expense:

Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its financing business operates as one reportable segment because: a) the Company measures profit and loss at the portfolio assets level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment financing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic region in which the Company seeks financing opportunities is North America. Currently, 100% of the Company’s operating revenues are from customers domiciled in North America.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2014
Net investment in operating leases	$—	$526,819	$(21,982)	$504,837
Initial direct costs, net of accumulated amortization of $765 at March 31, 2014	—	27,529	(765)	26,764
Total	$—	$554,348	$(22,747)	$531,601

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired in March 2014.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $21,982 for both the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014. IDC amortization expense related to the Company’s operating leases totaled $765 for the same periods.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance March 31, 2014
Materials handling	$—	$526,819	$—	$526,819
Less accumulated depreciation	—	(21,982)	—	(21,982)
Total	$—	$504,837	$—	$504,837

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at March 31, 2014.

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net: - (continued)

At March 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Nine months ending December 31, 2014	$107,060
Year ending December 31, 2015	142,747
2016	142,747
2017	23,791
$416,345

4. Related Party Transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, for equipment acquisition and asset management services and to receive reimbursements for payments made on behalf of the Fund for certain operating expenses, which are more fully described in Section 8 of the Operating Agreement.

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications services and general administrative services are performed by AFS.

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

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions: - (continued)

During the three months ended March 31, 2014 and the period from December 27, 2012 (Date of Inception) through March 31, 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows:

	Three Months Ended March 31, 2014	For the period from December 27, 2012 (Date of Inception) through March 31, 2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$275,709	$275,709
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	183,805	183,805
Administrative costs reimbursed to Managing Member and/or affiliates	233	233
Asset management fees to Managing Member	550	550
Acquisition and initial direct costs paid to Managing Member	42,968	42,968
	$503,265	$503,265

5. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $459,514 for both the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2014, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75,000,000 with an expiration date of June 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility when the Company transitions from a development stage enterprise into a fully-operating entity. Such Credit Facility includes certain financial covenants.

ATEL 16, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7. Commitments:

At March 31, 2014, there were commitments to purchase lease assets approximating $1,116,000. The amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

8. Members’ Capital:

A total of 306,393 and 50 Units were issued and outstanding as of March 31, 2014 and December 31, 2013, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial other members. Commencing with the initial closing date, net income and net loss shall be allocated 99.99% to the Other Members and 0.01% to the Managing Member.

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the Other Members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee and borrower defaults and the creditworthiness of its lessees and borrowers. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150,000,000. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. The Fund is actively raising capital and, as of April 30, 2014, has received cumulative contributions in the amount of $4,206,710, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $69,533 for both the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014.

The Company commenced operations on March 6, 2014. In March 2014, the Fund made its first investment in a long-term operating lease. Through March 31, 2014, the Company purchased equipment for long term operating leases approximating $527,000. Such equipment under operating leases generated revenues of $17,843 for both the three-month period ended March 31, 2014 and the period from the Fund’s Date of Inception through March 31, 2014, which comprised the majority of revenues during both periods.

Operating expenses for both the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014 totaled $87,387 and were mostly comprised of outside services, depreciation and acquisition expenses totaling $41,937, $21,982 and $15,439, respectively. Combined, such expenses comprised approximately 91% of total expenses for both the three-month period ended March 31, 2014 and the period from the Fund’s Date of Inception through March 31, 2014. The remainder of the Company’s expenses for both periods, which totaled $8,029 were largely related to professional fees, taxes and other operational expenses.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2,555,496 and $500 at March 31, 2014 and December 31, 2013, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

During the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of March 31, 2014, cumulative capital contributions totaling $3,063,930 (306,393 Units) have been received.

During the same periods, the primary use of cash was to pay commissions and syndication costs associated with the offering — totaling a combined $434,427 for both the three months ended March 31, 2014 and for the period from December 27, 2012 (Date of Inception) through March 31, 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, there were commitments to purchase lease assets totaling approximately $1,116,000. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: November 5, 2013; File Number: 333-188924
(2)	Offering commenced: November 5, 2013
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2014:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	306,393	$3,063,930
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$61,269	$214,440	$275,709
Other syndication costs	—	158,718	158,718
Total expenses	$61,269	$373,158	$434,427

(8) Net offering proceeds to the issuer after total expenses in item 7:                     $2,629,503

(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$27,529	$—	$27,529
Other expenses	—	64,641	64,641
	$27,529	$64,641	$92,170

(10) Net offering proceeds to the issuer after total expenses in item 9:                    $  2,537,333

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Documents filed as a part of this report

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2014

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