Form 10-Q
period 2014-06-30
ATEL 16, LLC
filed 2014-08-14
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 934,927.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, June 30, 2014 and December 31, 2013	3
Statements of Operations for the three and six months ended June 30, 2014	4
Statements of Changes in Members’ Capital for the period from December 27, 2012 (Date of Inception) through December 31, 2013 and for the six months ended June 30, 2014	5
Statements of Cash Flows for the three and six months ended June 30, 2014	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	19
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$636,346	$500
Accounts receivable, net	19,734	—
Notes receivable, net of unearned interest income of $91,808 as of June 30, 2014	443,877	—
Investments in equipment and leases, net of accumulated depreciation of $86,633 at June 30, 2014	6,718,262	—
Prepaid expenses and other assets	53,096	—
Total assets	$7,871,315	$500
LIABILITIES AND MEMBER’S CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$7,539	$—
Affiliates	1,117,411	—
Accrued distributions to Other Members	44,860	—
Other	147,330	—
Unearned operating lease income	9,438	—
Total liabilities	1,326,578	—
Commitments and contingencies
Members’ capital:
Managing Member	—	500
Other Members	6,544,737	—
Total Members’ capital	6,544,737	500
Total liabilities and Members’ capital	$7,871,315	$500

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues:
Operating lease revenue	$74,410	$92,253
Notes receivable interest income	10,917	10,917
Interest income	6	17
Other	5,950	5,950
Total revenues	91,283	109,137
Expenses:
Depreciation of operating lease assets	64,651	86,633
Asset management fees to Managing Member	12,965	13,515
Acquisition expense	56,479	71,918
Cost reimbursements to affiliates	2,365	2,598
Amortization of initial direct costs	3,678	4,443
Interest expense	361	1,312
Professional fees	4,007	6,456
Outside services	10,444	52,381
Taxes on income and franchise fees	—	1,600
Bank charges	5,227	6,708
Other	2,712	2,712
Total expenses	162,889	250,276
Net loss	$(71,606)	$(141,139)
Net loss:
Managing Member	$(489)	$(489)
Other Members	(71,117)	(140,650)
	$(71,606)	$(141,139)
Net loss per Limited Liability Company Unit (Other Members)	$(0.13)	$(0.45)
Weighted average number of Units outstanding	541,972	312,643

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2013 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2014

	Units	Amount		Total
		Other Members	Managing Member
Member’s capital as of December 27, 2012 (Date of Inception)	—	$—	$—	$—
Capital contribution	50	—	500	500
Balance December 31, 2013	50	—	500	500
Capital contributions	799,167	7,991,670	—	7,991,670
Less selling commissions to affiliates	—	(719,340)	—	(719,340)
Syndication costs	—	(479,531)	—	(479,531)
Distributions to Other Members ($0.34 per Unit)	—	(107,412)	—	(107,412)
Distributions to Managing Member	—	—	(11)	(11)
Net loss	—	(140,650)	(489)	(141,139)
Balance June 30, 2014 (Unaudited)	799,217	$6,544,737	$—	$6,544,737

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Operating activities:
Net loss	$(71,606)	$(141,139)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	64,651	86,633
Amortization of initial direct costs	3,678	4,443
Changes in operating assets and liabilities:
Accounts receivable	(19,734)	(19,734)
Prepaid expenses and other assets	(12,226)	(53,096)
Accounts payable, Managing Member	3,528	4,078
Accounts payable, other	(6,393)	7,646
Accrued liabilities, affiliates	1,103,669	1,117,411
Unearned operating lease income	(3,409)	9,438
Net cash provided by operating activities	1,062,158	1,015,680
Investing activities:
Purchases of equipment on operating leases	(6,612,313)	(6,612,313)
Payments of initial direct costs	(31,803)	(59,332)
Note receivable advances	(480,207)	(480,207)
Principal payments received on notes receivable	38,321	38,321
Net cash used in investing activities	(7,086,002)	(7,113,531)
Financing activities:
Selling commissions to affiliates	(441,522)	(717,231)
Syndication costs paid to Managing Member and affiliates	(319,466)	(478,184)
Distributions to Other Members	(62,552)	(62,552)
Distributions to Managing Member	(6)	(6)
Capital contributions	4,928,240	7,991,670
Net cash provided by financing activities	4,104,694	6,733,697
Net (decrease) increase in cash and cash equivalents	(1,919,150)	635,846
Cash at beginning of period	2,555,496	500
Cash at end of period	$636,346	$636,346
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$951	$951
Cash paid during the period for taxes	$—	$1,600
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$44,860	$44,860
Distributions payable to Managing Member at period-end	$5	$5
Syndication and organizational costs payable to affiliated company	$3,456	$3,456
Purchases of equipment on operating leases, included in accounts payable, other	$139,684	$139,684

See accompanying notes.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 16, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The Fund may continue until terminated as provided in the ATEL 16, LLC limited liability company operating agreement dated November 1, 2013 (the “Operating Agreement”). Contributions in the amount of $500 were received as of December 31, 2012, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150,000,000. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Total contributions to the Fund exceeded $7,500,000 on June 19, 2014.

As of June 30, 2014, cumulative contributions totaling $7,992,170 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 799,217 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2014, has received cumulative contributions in the amount of $9,349,270, inclusive of the $500 initial member’s capital investment.

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders during the Offering Stage and Operating Stages of the Fund, any balance remaining after required minimum distributions, equal to not less than 7% nor more than 9% per annum on investors’ Original Invested Capital, during the Operating Stage, to be used to purchase additional investments during the Reinvestment Period (the first six years after the year the offering terminates); and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the Operating Stage/Reinvestment Period and continuing until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts and notes receivable which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, the related notes may be placed on non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease and loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

The primary geographic region in which the Company seeks financing opportunities is North America. Currently, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2014. The Company had no notes receivable outstanding prior to the second quarter of 2014.

As of June 30, 2014, the minimum future payments receivable are as follows:

Six months ending December 31, 2014	$98,238
Year ending December 31, 2015	196,478
2016	185,768
2017	53,210
533,694
Less: portion representing unearned interest income	(91,808)
441,886
Unamortized initial direct costs	1,991
Notes receivable, net	$443,877

IDC amortization expense related to notes receivable and the Company’s operating leases for the three and six months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
IDC amortization – notes receivable	$198	$198
IDC amortization – lease assets	3,480	4,245
Total	$3,678	$4,443

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$—	$6,751,997	$(86,633)	$6,665,364
Initial direct costs, net of accumulated amortization of $4,245 at June 30, 2014	—	57,143	(4,245)	52,898
Total	$—	$6,809,140	$(90,878)	$6,718,262

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2014 through June 2014.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2014.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $64,651 and $86,633 for the respective three and six months ended June 30, 2014. IDC amortization expense related to the Company’s operating leases totaled $3,480 and $4,245 for the same respective periods.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Coal terminal	$—	$5,000,000	$—	$5,000,000
Materials handling	—	1,751,997	—	1,751,997
	—	6,751,997	—	6,751,997
Less accumulated depreciation	—	(86,633)	—	(86,633)
Total	$—	$6,665,364	$—	$6,665,364

The average estimated residual value for assets on operating leases was 64% of the assets’ original cost at June 30, 2014. There were no operating leases in non-accrual status as of June 30, 2014.

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Six months ending December 31, 2014	$781,652
Year ending December 31, 2015	1,563,304
2016	475,151
2017	156,732
$2,976,839

5. Related Party Transactions:

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related Party Transactions: - (continued)

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications services and general administrative services are performed by AFS.

During its offering period, the Fund will pay selling commissions of up to 9% of the selling price of the Units to ATEL Securities Corporation (``ASC”), an affiliate of the Managing Member acting as Dealer Manager for the group of selling broker-dealers. ASC will in turn pay to participating broker-dealers selling commissions of up to 7% of the price of the Units sold by them, retaining the balance of 2%.

During the three and six months ended June 30, 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$443,631	$719,340
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	295,726	479,531
Administrative costs reimbursed to Managing Member and/or affiliates	2,365	2,598
Asset management fees to Managing Member	12,965	13,515
Acquisition and initial direct costs paid to Managing Member	88,282	131,250
	$842,969	$1,346,234

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $739,357 and $1,198,871 for the respective three and six months ended June 30, 2014.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2014, syndication costs recorded in excess of the limitation was nominal. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

7. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75,000,000 with an expiration date of June 2015. The lending

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities: - (continued)

syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The Company had no outstanding borrowings under the Credit Facility as of June 30, 2014.

8. Commitments:

At June 30, 2014, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2,922,808 and $1,906,728, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

9. Members’ Capital:

A total of 799,217 and 50 Units were issued and outstanding as of June 30, 2014 and December 31, 2013, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the second quarter of 2014.

Distributions to the Other Members for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Distributions	$107,412	$107,412
Weighted average number of Units outstanding	541,972	312,643
Weighted average distributions per Unit	$0.20	$0.34

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 — Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At June 30, 2014 and December 31, 2013, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for impaired loans as deemed necessary.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$636,346	$636,346	$—	$—	$636,346
Notes receivable, net	443,877	—	—	443,877	443,877

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$500	$500	$—	$—	$500

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

Overview

ATEL 16, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150,000,000. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Total contributions to the Fund exceeded $7,500,000 on June 19, 2014. The Fund is actively raising capital and, as of July 31, 2014, has received cumulative contributions in the amount of $9,349,270, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $71,606 and $141,139 for the respective three and six months ended June 30, 2014.

The net loss for the three months ended June 30, 2014 was a result of total expenses of $162,889 offset, in part, by total revenues of $91,283. Total expenses were primarily comprised of depreciation expense, acquisition expense related to lease and loan originations, asset management fees paid to the Manager, and outside services costs related to printing services totaling $64,651, $56,479, $12,965, and $10,444, respectively. Combined, such expenses represent approximately 89% of total expenses. The remainder of the Company’s expenses for the period, which totaled $18,350 were largely related to bank charges, professional fees, amortization of initial direct costs and other operational expenses. Total revenues mostly consisted of $74,410 of operating lease revenues, $10,917 of interest income derived from the Fund’s investments in notes receivable, and $5,950 of other income related to program fees paid to the Fund by finance borrowers.

The net loss for the six months ended June 30, 2014 was comprised of total expenses amounting to $250,276 offset, in part, by total revenues of $109,137. Total expenses were primarily comprised of depreciation expense, acquisition expense related to lease and loan originations, outside services costs related to business development and printing services, and asset management fees paid to the Manager totaling $86,633, $71,918, $52,381, and $13,515, respectively. Combined, such expenses represented 90% of total expenses. The remainder of the Company’s expenses for the period, which totaled $25,829 were largely related to bank charges, professional fees, amortization of initial direct costs and other operational expenses. Total revenues mostly consisted of $92,253 of operating lease revenues, $10,917 of interest income derived from the Fund’s investments in notes receivable, and $5,950 of other income related to program fees paid to the Fund by finance borrowers.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $636,346 and $500 at June 30, 2014 and December 31, 2013, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Net cash provided by (used in):
Operating activities	$1,062,158	$1,015,680
Investing activities	(7,086,002)	(7,113,531)
Financing activities	4,104,694	6,733,697
Net (decrease) increase in cash and cash equivalents	$(1,919,150)	$635,846

During the three and six months ended June 30, 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions, totaled $4,928,240 and $7,991,670 for the respective three and six months ended June 30, 2014. As of June 30, 2014, cumulative capital contributions totaling $7,992,170 (799,217 Units) have been received.

During the same respective periods, cash was primarily used to purchase equipment, to fund investments in notes receivable, to pay commissions and syndication costs associated with the offering, and to pay distributions.

Equipment purchases totaled $6,612,313 and investments in notes receivable totaled $480,207 for each of the respective three and six months ended June 30, 2014. Commissions and syndication costs paid during the respective three and six months ended June 30, 2014 totaled $760,988 and $1,195,415; and, distributions paid to the Managing Member and Other Members totaled $62,558 during each of the three and six months ended June 30, 2014.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2014, and paid through June 30, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the loans funded and equity investments acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the loans and investments funded.

The following table summarizes distribution activity for the Fund from inception through June 30, 2014:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	May 2014	$—		$17		$17		n/a	n/a
Mar 2014 – May 2014	Apr 2014 – Jun 2014	62,535		—		62,535		$0.16	392,905
		$62,535		$17		$62,552		$0.16
Source of distributions
Lease and loan payments and sales proceeds received		$62,535	100.00%	$—	0.00%	$62,535	99.97%
Interest income		—	0.00%	17	100.00%	17	0.03%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$62,535	100.00%	$17	100.00%	$62,552	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represents weighted average units for the period from March 6 – May 31, 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2,922,808 and $1,906,728, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1) Effective date of the offering: November 5, 2013; File Number: 333-188924.
(2) Offering commenced: November 5, 2013.
(3) The offering did not terminate before any securities were sold.
(4) The managing underwriter is ATEL Securities Corporation.
(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6) Aggregate amount and offering price of securities registered and sold as of June 30, 2014:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	799,167	$7,991,670

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$159,385	$557,846	$717,231
Other syndication costs	—	478,184	478,184
Total expenses	$159,385	$1,036,030	$1,195,415

(8) Net offering proceeds to the issuer after total expenses in item 7:	$ 6,796,255
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to directors, officers, Managing
Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$57,143	$5,751,997	$5,809,140
Investment in notes receivable	2,189	480,207	482,396
Distributions paid and accrued	11	107,412	107,423
Other expenses	—	159,201	159,201
	$59,343	$6,498,817	$6,558,160

(10) Net offering proceeds to the issuer after total expenses in item 9:	$ 238,095

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

Date: August 13, 2014

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