Form 10-Q
period 2014-09-30
ATEL 16, LLC
filed 2014-11-14
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 1,467,890.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, September 30, 2014 and December 31, 2013	3
Statements of Operations for the three and nine months ended September 30, 2014	4
Statements of Changes in Members’ Capital for the period from December 27, 2012 (Date of Inception) through December 31, 2013 and for the nine months ended September 30, 2014	5
Statements of Cash Flows for the three and nine months ended September 30, 2014	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,851,932	$500
Accounts receivable, net	12,124	—
Notes receivable, net of unearned interest income of $76,608 as of September 30, 2014	409,624	—
Investments in equipment and leases, net of accumulated depreciation of $370,933 at September 30, 2014	6,750,282	—
Prepaid expenses and other assets	38,602	—
Total assets	$11,062,564	$500
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$5,733	$—
Affiliates	210,752	—
Accrued distributions to Other Members	76,813	—
Other	25,100	—
Unearned operating lease income	378,398	—
Total liabilities	696,796	—
Commitments and contingencies
Members’ capital:
Managing Member	—	500
Other Members	10,365,768	—
Total Members’ capital	10,365,768	500
Total liabilities and Members’ capital	$11,062,564	$500

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues:
Operating lease revenue	$327,188	$419,441
Notes receivable interest income	15,200	26,117
Interest income	17	34
Other	47	5,997
Total revenues	342,452	451,589
Expenses:
Depreciation of operating lease assets	284,300	370,933
Asset management fees to Managing Member	21,264	34,779
Acquisition expense	(50,990)	20,928
Cost reimbursements to affiliates	44,129	46,727
Amortization of initial direct costs	7,643	12,086
Interest expense	3,160	4,472
Professional fees	26,171	32,627
Outside services	22,898	75,279
Taxes on income and franchise fees	3,000	4,600
Bank charges	6,441	13,149
Other	11,283	13,995
Total expenses	379,299	629,575
Net loss	$(36,847)	$(177,986)
Net income (loss):
Managing Member	$18	$(471)
Other Members	(36,865)	(177,515)
	$(36,847)	$(177,986)
Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.25)
Weighted average number of Units outstanding	1,029,531	721,007

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2013 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2014

	Units	Amount		Total
		Other Members	Managing Member
Member’s capital as of December 27, 2012 (Date of Inception)	—	$—	$—	$—
Capital contribution	50	—	500	500
Balance December 31, 2013	50	—	500	500
Capital contributions	1,273,864	12,738,640	—	12,738,640
Less selling commissions to affiliates	—	(1,144,467)	—	(1,144,467)
Syndication costs	—	(763,002)	—	(763,002)
Distributions to Other Members ($0.40 per Unit)	—	(287,888)	—	(287,888)
Distributions to Managing Member	—	—	(29)	(29)
Net loss	—	(177,515)	(471)	(177,986)
Balance September 30, 2014 (Unaudited)	1,273,914	$10,365,768	$—	$10,365,768

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Operating activities:
Net loss	$(36,847)	$(177,986)
Adjustment to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of operating lease assets	284,300	370,933
Amortization of initial direct costs	7,643	12,086
Changes in operating assets and liabilities:
Accounts receivable	7,610	(12,124)
Prepaid expenses and other assets	14,494	(38,602)
Accounts payable, Managing Member	1,647	5,725
Accounts payable, other	17,445	25,091
Accrued liabilities, affiliates	(906,659)	210,752
Unearned operating lease income	368,960	378,398
Net cash (used in) provided by operating activities	(241,407)	774,273
Investing activities:
Purchases of equipment on operating leases	(408,783)	(7,021,096)
Payments of initial direct costs	(54,530)	(113,862)
Note receivable advances	—	(480,207)
Principal payments received on notes receivable	33,919	72,240
Net cash used in investing activities	(429,394)	(7,542,925)
Financing activities:
Selling commissions to affiliates	(427,227)	(1,144,458)
Syndication costs paid to Managing Member and affiliates	(284,818)	(763,002)
Distributions to Other Members	(148,523)	(211,075)
Distributions to Managing Member	(15)	(21)
Capital contributions	4,746,970	12,738,640
Net cash provided by financing activities	3,886,387	10,620,084
Net increase in cash and cash equivalents	3,215,586	3,851,432
Cash at beginning of period	636,346	500
Cash at end of period	$3,851,932	$3,851,932
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,521	$4,472
Cash paid during the period for taxes	$—	$1,600
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$76,813	$76,813
Distributions payable to Managing Member at period-end	$8	$8
Syndication and organizational costs payable to affiliated company	$9	$9

See accompanying notes.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 16, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The Fund may continue until terminated as provided in the ATEL 16, LLC limited liability company operating agreement dated November 1, 2013 (the “Operating Agreement”). Contributions in the amount of $500 were received as of December 31, 2012, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150,000,000. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Total contributions to the Fund exceeded $7,500,000 on June 19, 2014.

As of September 30, 2014, cumulative contributions totaling $12,739,140 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 1,273,914 Units were issued and outstanding. The Fund is actively raising capital and, as of October 31, 2014, has received cumulative contributions in the amount of $14,678,900, inclusive of the $500 initial member’s capital investment.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts and notes receivable which are due to the Company. Allowances for doubtful accounts, if any, are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 4. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Per Unit data:

Net loss and distributions declared per Unit for the third quarter of 2014 is based upon the weighted average number of Other Members Units outstanding during the period. The net loss and distributions declared per Unit for the first nine months of 2014 is based upon the weighted average number of Other Members Units from March 6, 2014 (Release Date of Escrow) through September 30, 2014.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2014. The Company had no notes receivable outstanding prior to the second quarter of 2014.

As of September 30, 2014, the minimum future payments receivable are as follows:

Three months ending December 31, 2014	$49,119
Year ending December 31, 2015	196,478
2016	185,768
2017	53,210
484,575
Less: portion representing unearned interest income	(76,608)
407,967
Unamortized initial direct costs	1,657
Notes receivable, net	$409,624

IDC amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2014 are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
IDC amortization – notes receivable	$333	$531
IDC amortization – lease assets	7,310	11,555
Total	$7,643	$12,086

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$—	$7,021,096	$(370,933)	$6,650,163
Initial direct costs, net of accumulated amortization of $11,555 at September 30, 2014	—	111,674	(11,555)	100,119
Total	$—	$7,132,770	$(382,488)	$6,750,282

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2014 through August 2014.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $284,300 and $370,933 for the respective three and nine months ended September 30, 2014. IDC amortization expense related to the Company’s operating leases totaled $7,310 and $11,555 for the same respective periods.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Coal terminal	$—	$5,000,000	$—	$5,000,000
Materials handling	—	1,751,997	—	1,751,997
Aircraft ground support	—	181,599	—	181,599
Transportation	—	87,500	—	87,500
	—	7,021,096	—	7,021,096
Less accumulated depreciation	—	(370,933)	—	(370,933)
Total	$—	$6,650,163	$—	$6,650,163

The average estimated residual value for assets on operating leases was 63% of the assets’ original cost at September 30, 2014. There were no operating leases in non-accrual status as of September 30, 2014.

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Three months ending December 31, 2014	$128,665
Year ending December 31, 2015	1,602,816
2016	514,662
2017	196,243
2018	39,511
2019	28,079
Thereafter	7,044
$2,517,020

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Aircraft ground support	15 – 20
Transportation	7 – 10
Materials handling	7 – 10

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related Party Transactions: - (continued)

During the three and nine months ended September 30, 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$425,127	$1,144,467
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	283,471	763,002
Administrative costs reimbursed to Managing Member and/or affiliates	44,129	46,727
Asset management fees to Managing Member	21,264	34,779
Acquisition and initial direct costs paid to Managing Member	3,540	134,790
	$777,531	$2,123,765

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $708,598 and $1,907,469 for the respective three and nine months ended September 30, 2014.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2014, syndication costs recorded in excess of the limitation were nominal. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

7. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75,000,000 with an expiration date of June 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The Company had no outstanding borrowings under the Credit Facility as of September 30, 2014.

8. Commitments:

At September 30, 2014, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2,919,025 and $2,162,978, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

9. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, based upon the Manager's experience, there have not been any prior claims or losses pursuant to these types of contracts and the expectation of risk of loss is remote.

The Managing Member knows of no facts or circumstances that would make the Company's contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company's similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

10. Members’ Capital:

A total of 1,273,914 and 50 Units were issued and outstanding as of September 30, 2014 and December 31, 2013, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Distributions	$180,476	$287,888
Weighted average number of Units outstanding	1,029,531	721,007
Weighted average distributions per Unit	$0.18	$0.40

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements:

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

At September 30, 2014 and December 31, 2013, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,851,932	$3,851,932	$—	$—	$3,851,932
Notes receivable, net	409,624	—	—	409,624	409,624

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$500	$500	$—	$—	$500

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150,000,000. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Total contributions to the Fund exceeded $7,500,000 on June 19, 2014. The Fund is actively raising capital and, as of October 31, 2014, has received cumulative contributions in the amount of $14,678,900, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $36,847 and $177,986 for the respective three and nine months ended September 30, 2014.

The three months ended September 30, 2014

The net loss for the three months ended September 30, 2014 was a result of total expenses of $379,299 partially offset by total revenues of $342,452.

Total expenses were primarily comprised of the following: depreciation expense, costs reimbursed to the affiliates, professional fees, outside services and asset management fees paid to the Manager which, combined, totaled $398,762. In addition, the Company had expenses of $31,527 related to amortization of initial direct costs, bank charges, taxes, interest and other expense. Such total expenses were partially offset by a $50,990 credit resulting from an adjustment to year-to-date acquisition expense. The adjustment was a result of continued analysis of costs incurred in successful originations of Fund leases and loans.

Total revenues mostly consisted of $327,188 of operating lease revenues and $15,200 of interest income derived from the Fund’s investments in notes receivable.

The nine months ended September 30, 2014

The net loss for the nine months ended September 30, 2014 was comprised of total expenses amounting to $629,575 offset, in part, by total revenues of $451,589.

Total expenses were primarily comprised of the following: depreciation expense, outside services, costs reimbursed to the affiliates, asset management fees paid to the Manager, professional fees and acquisition expense which, combined, totaled $581,273. The remainder of the Company’s expenses for the period, which totaled $48,302, was mostly related to bank charges, amortization of initial direct costs, taxes, interest and other expense.

Total revenues mainly consisted of $419,441 of operating lease revenues, $26,117 of interest income derived from the Fund’s investments in notes receivable, and $5,997 of other income related to program fees paid to the Fund by finance borrowers.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3,851,932 and $500 at September 30, 2014 and December 31, 2013, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Net cash (used in) provided by:
Operating activities	$(241,407)	$774,273
Investing activities	(429,394)	(7,542,925)
Financing activities	3,886,387	10,620,084
Net increase in cash and cash equivalents	$3,215,586	$3,851,432

During the three and nine months ended September 30, 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $4,746,970 and $12,738,640 for the respective three and nine months ended September 30, 2014. As of September 30, 2014, cumulative capital contributions totaling $12,739,140 (1,273,914 Units) have been received.

During the same respective periods, cash was primarily used to purchase equipment, to fund investments in notes receivable, to pay commissions and syndication costs associated with the offering, and to pay distributions.

Equipment purchases totaled $408,783 and $7,021,096 for the respective three and nine months ended September 30, 2014. The Fund did not originate loans during the third quarter of 2014 but had funded investments in notes receivable totaling $480,207 during the first nine months of 2014. Commissions and syndication costs paid during the respective three and nine months ended September 30, 2014 totaled $712,045 and $1,907,460; and, distributions paid to the Managing Member and Other Members totaled $148,538 and $211,096.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2014, and paid through September 30, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2014:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$17		$17		n/a	n/a
Mar 2014 – Aug 2014	Apr 2014 – Sep 2014	211,058		—		211,058		0.33	640,841
		$211,058		$17		$211,075		$0.33
Source of distributions
Lease and loan payments and sales proceeds received		$211,058	100.00%	$—	0.00%	$211,058	99.99%
Interest Income		—	0.00%	17	100.00%	17	0.01%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$211,058	100.00%	$17	100.00%	$211,075	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from March 6 – August 31, 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2,919,025 and $2,162,978, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
(4) The managing underwriter is ATEL Securities Corporation.
(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6) Aggregate amount and offering price of securities registered and sold as of September 30, 2014:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	1,273,864	$12,738,640

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$254,324	$890,134	$1,144,458
Other syndication costs	—	763,002	763,002
Total expenses	$254,324	$1,653,136	$1,907,460

(8) Net offering proceeds to the issuer after total expenses in item 7:	$ 10,831,180
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$111,673	$7,021,096	$7,132,769
Investment in notes receivable	2,189	480,207	482,396
Distributions paid and accrued	29	287,888	287,917
Other expenses	—	246,556	246,556
	$113,891	$8,035,747	$8,149,638

(10) Net offering proceeds to the issuer after total expenses in item 9:	$ 2,681,542

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

Date: November 13, 2014

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