Form 10-K
period 2014-12-31
ATEL 16, LLC
filed 2015-03-31
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

(Do not check if a smaller reporting company)

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

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 2,404,592.

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

As of December 31, 2014, cumulative contributions totaling $20,534,150 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 2,053,415 Units were issued and outstanding. The Fund is actively raising capital and, as of February 28, 2015, has received cumulative contributions in the amount of $24,045,920, inclusive of the $500 initial member’s capital investment.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

Narrative Description of Business

The Company has acquired and intends to acquire various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s primary investment objective is to acquire investments primarily in low-technology, low-obsolescence equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment.

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase.

In March 2014, the Fund made its first investment in a long-term operating lease. Through December 31, 2014, the Company purchased equipment for long-term operating leases totaling $7,985,236. In addition, the Company funded investments in notes receivable during the period from March 6, 2014 (commencement date of initial operations) through December 31, 2014, and had an aggregate net investment in notes receivable of $374,159 outstanding at December 31, 2014.

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

During the year ended December 31, 2014 certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2014
AEP Generating Company	Coal terminal	53%
Schenker Logistics, Inc.	Materials handling	30%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

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

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2014 and the industries to which the assets have been leased:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Coal terminal	$5,000,000	62.62%
Materials handling	2,023,142	25.34%
Transportation	523,957	6.56%
Agriculture	256,538	3.21%
Aviation	181,599	2.27%
	$7,985,236	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Utilities	$5,000,000	62.62%
Transportation	1,338,405	16.76%
Agriculture	549,235	6.88%
Manufacturing	413,592	5.18%
Healthcare	256,948	3.22%
Constuction	245,457	3.07%
Transportation, air	181,599	2.27%
	$7,985,236	100.00%

For further information regarding the Company’s equipment lease portfolio as of December 31, 2014, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Note Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed:

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$350,279	72.94%
Research	129,928	27.06%
	$480,207	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$236,935	49.34%
Manufacturing	129,928	27.06%
Computer engines	113,344	23.60%
	$480,207	100.00%

For further information regarding the Company’s notes receivable as of December 31, 2014, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

Item 3. LEGAL PROCEEDINGS

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2014, a total of 513 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2014. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2014 valuation date. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

The foregoing valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through December 31, 2014. The rate for monthly distributions from 2014 operations was $0.06 per Unit for the period from April through December 2014. The rate for each of the quarterly distributions paid in 2014 was $0.18 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2014, and paid through December 31, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the loans funded and equity investments acquired. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the loans and investments funded.

The following table summarizes distribution activity for the Fund from inception through December 31, 2014:

Distribution Period[1]	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit[2]	Weighted Average Units Outstanding[3]
Monthly and quarterly distributions
Nov 2013 – Mar 2014
(Distribution of all escrow interest)	Jun 2014	$—		$17		$17		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 - Dec 2014	452,924		—		452,924		0.51	896,524
		$452,924		$17		$452,941		$0.51
Source of distributions
Lease and loan payments and sales proceeds received		$452,924	100.00%	$—	0.00%	$452,924	100.00%
Interest income		—	0.00%	17	100.00%	17	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$452,924	100.00%	$17	100.00%	$452,941	100.00%

[1]	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
[2]	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
[3]	Balance shown represents weighted average units for the period from March 6 – November 30, 2014.

Use of Proceeds from Registered Securities

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1) Effective date of the offering: August 20, 2012; File Number: 333-188924
(2) Offering commenced: November 5, 2013
(3) The offering did not terminate before any securities were sold.
(4) The managing underwriter is ATEL Securities Corporation.
(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6) Aggregate amount and offering price of securities registered and sold as of December 31, 2014:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	2,053,315	$20,533,150

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$410,226	$1,435,792	$1,846,018
Other syndication costs	—	1,230,703	1,230,703
Total expenses	$410,226	$2,666,495	$3,076,721

(8) Net offering proceeds to the issuer after total expenses in item 7:	$ 17,456,429
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$204,170	$7,985,236	$8,189,406
Investment in notes receivable	2,189	480,207	482,396
Distributions paid and accrued	57	574,617	574,674
Other expenses	—	567,746	567,746
	$206,416	$9,607,806	$9,814,222

(10) Net offering proceeds to the issuer after total expenses in item 9:	$ 7,642,207

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee and borrower defaults and the creditworthiness of its lessees and borrowers. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150,000,000. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Total contributions to the Fund exceeded $7,500,000 on June 19, 2014. The Fund is actively raising capital and, as of February 28, 2015, has received cumulative contributions in the amount of $24,045,920, inclusive of the $500 initial member’s capital investment.

Results of Operations

As of December 31, 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	Percentage of Total Equipment Cost
2014
Utilities	63%
Transportation	17%

During 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2014
AEP Generating Company	Coal terminal	53%
Schenker Logistics, Inc.	Materials handling	30%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 18 to 72 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s leased property was acquired beginning in March 2014 through December 2014. The utilization percentage of existing assets under lease was 100% at December 31, 2014.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Company had a net loss of $364,302 for the year ended December 31, 2014. Such net loss was comprised of total expenses amounting to $1,273,220 partially offset by total revenues of $908,918.

Total expenses were primarily comprised of the following: depreciation expense, acquisition expense, outside services, costs reimbursed to the affiliates, asset management fees paid to the Manager and professional fees which, combined, totaled $1,183,083 or 93% of total expenses. The remainder of the Company’s expenses for the year, which totaled $90,137, was mostly related to bank charges, amortization of initial direct costs, taxes, interest and other expense.

Total revenues mainly consisted of $852,070 of operating lease revenues, $40,077 of interest income derived from the Fund’s investments in notes receivable, $10,584 of unrealized gains on fair valuation of warrants, and $6,004 of other income related to program fees paid to the Fund by finance borrowers.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $9,261,573 and $500 at December 31, 2014 and December 31, 2013, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data:

2014
Net cash provided by (used in):
Operating activities	$719,983
Investing activities	(8,462,853)
Financing activities	17,003,943
Net increase in cash and cash equivalents	$9,261,073

During 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units which totaled $20,533,650 for the year. As of December 31, 2014, cumulative capital contributions totaling $20,534,150 (2,053,415 Units) have been received.

During 2014, cash was primarily used to purchase equipment, fund investments in notes receivable, pay commissions and syndication costs associated with the offering, and pay distributions.

Cash used to purchase equipment and fund investments in notes receivable during 2014 amounted to $7,883,686 and $480,207, respectively. Moreover, commissions and syndication costs paid during 2014 totaled $3,076,721; and, distributions paid to the Managing Member and Other Members totaled $452,986.

The Company’s cash as of December 31, 2013 totaled $500 representing the initial member’s capital investment.

Revolving credit facility

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75,000,000 with an expiration date of June 2015. The lending syndicate providing the Credit

Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. There has been no utilization of the available line of credit since the Fund’s participation in the Credit Facility.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made consistently through December 31, 2014. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, there were commitments to purchase lease assets and fund investments in notes receivable totaling $4,371,691 and $1,258,186, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

Critical Accounting Policies and Estimates

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 16, LLC

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company” or the “Fund”) as of December 31, 2014 and 2013, and the related statement of operations for the year ended December 31, 2014, and statements of changes in members’ capital, and cash flows for the year ended December 31, 2014 and for the period from December 27, 2012 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 16, LLC (the “Company” or the “Fund”) as of December 31, 2014 and 2013, and the results of its operations for the year ended December 31, 2014, and its cash flows for the year ended December 31, 2014 and for the period from December 27, 2012 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 27, 2015

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Cash and cash equivalents	$9,261,573	$500
Accounts receivable, net	10,378	—
Notes receivable, net of unearned interest income of $62,648 as of December 31, 2014	374,159	—
Fair value of warrants	10,584	—
Investments in equipment and leases, net of accumulated depreciation of $679,770 at December 31, 2014	7,484,768	—
Prepaid expenses and other assets	19,101	—
Total assets	$17,160,563	$500
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,148	$—
Affiliates	266,235	—
Accrued distributions to Other Members	121,676	—
Other	136,816	—
Unearned operating lease income	116,235	—
Total liabilities	642,110	—
Commitments and contingencies
Members’ capital:
Managing Member	—	500
Other Members	16,518,453	—
Total Members’ capital	16,518,453	500
Total liabilities and Members’ capital	$17,160,563	$500

See accompanying notes.

ATEL 16, LLC

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014

2014
Revenues:
Leasing and lending activities:
Operating lease revenue	$852,070
Notes receivable interest income	40,077
Unrealized gain on fair valuation of warrants	10,584
Interest income	183
Other	6,004
Total revenues	908,918
Expenses:
Depreciation of operating lease assets	679,770
Asset management fees to Managing Member	60,201
Acquisition expense	196,080
Cost reimbursements to affiliates	93,087
Amortization of initial direct costs	25,706
Interest expense	4,472
Professional fees	49,922
Outside services	104,023
Taxes on income and franchise fees	7,600
Bank charges	26,195
Other	26,164
Total expenses	1,273,220
Net loss	$(364,302)
Net loss:
Managing Member	$(443)
Other Members	(363,859)
$(364,302)
Net loss per Limited Liability Company Unit (Other Members)	$(0.36)
Weighted average number of Units outstanding	1,001,451

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2013 AND FOR THE
YEAR ENDED DECEMBER 31, 2014

		Amount
	Units	Other Members	Managing Member	Total
Member’s capital as of December 27, 2012 (Date of Inception)	—	$—	$—	$—
Capital contribution	50	—	500	500
Balance December 31, 2013	50	—	500	500
Capital contributions	2,053,365	20,533,650	—	20,533,650
Less selling commissions to affiliates	—	(1,846,018)	—	(1,846,018)
Syndication costs	—	(1,230,703)	—	(1,230,703)
Distributions to Other Members ($0.57 per Unit)	—	(574,617)	—	(574,617)
Distributions to Managing Member	—	—	(57)	(57)
Net loss	—	(363,859)	(443)	(364,302)
Balance December 31, 2014	2,053,415	$16,518,453	$—	$16,518,453

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE PERIOD FROM DECEMBER 27, 2012 (Date of Inception)
THROUGH DECEMBER 31, 2013

	2014	For the Period From December 27, 2012 (Date of Inception) Through December 31, 2013
Operating activities:
Net loss	$(364,302)	$—
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	679,770	—
Amortization of initial direct costs	25,706	—
Unrealized gain on fair valuation of warrants	(10,584)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,378)	—
Prepaid expenses and other assets	(19,101)	—
Accounts payable, Managing Member	1,136	—
Accounts payable, other	35,266	—
Accrued liabilities, affiliates	266,235	—
Unearned operating lease income	116,235	—
Net cash provided by operating activities	719,983	—
Investing activities:
Purchases of equipment on operating leases	(7,883,686)	—
Payments of initial direct costs	(206,359)	—
Note receivable advances	(480,207)	—
Principal payments received on notes receivable	107,399	—
Net cash used in investing activities	(8,462,853)	—
Financing activities:
Selling commissions to affiliates	(1,846,018)	—
Syndication costs paid to Managing Member and affiliates	(1,230,703)	—
Distributions to Other Members	(452,941)	—
Distributions to Managing Member	(45)	—
Capital contributions	20,533,650	500
Net cash provided by financing activities	17,003,943	500
Net increase in cash and cash equivalents	9,261,073	500
Cash and cash equivalents at beginning of year	500	—
Cash and cash equivalents at end of year	$9,261,573	$500
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,472	$—
Cash paid during the year for taxes	$1,600	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$121,676	$—
Distributions payable to Managing Member at year-end	$12	$—
Purchases of equipment on operating leases, included in accounts payable, other	$101,550	$—

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

As of December 31, 2014, cumulative contributions totaling $20,534,150 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 2,053,415 Units were issued and outstanding. The Fund is actively raising capital and, as of February 28, 2015, has received cumulative contributions in the amount of $24,045,920, inclusive of the $500 initial member’s capital investment.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statement of operations as of December 31, 2014, and statements of changes in member’s capital, and cash flows for the year ended December 31, 2014 and for the period from December 27, 2012 (date of inception) through December 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company received its first warrants during the second quarter of 2014, and recorded unrealized gains totaling $10,584 during 2014. Such amount was also the value of the warrants as of December 31, 2014. There were no net exercises of warrants during 2014.

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

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2014, the related provision for state income taxes was $7,600. The Company was not operational prior to the first quarter of 2014. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 as follows:

2014
Financial statement basis of net assets	$16,518,453
Tax basis of net assets (unaudited)	19,609,914
Difference	$(3,091,461)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the year ended December 31, 2014:

2014
Net loss per financial statements	$(364,302)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(202,674)
Adjustments to revenues	116,235
Other	(20,509)
Loss per federal tax return (unaudited)	$(471,250)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	Percentage of Total Equipment Cost
2014
Utilities	63%
Transportation	17%

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2014
AEP Generating Company	Coal terminal	53%
Schenker Logistics, Inc.	Materials handling	30%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2014. The Company had no notes receivable outstanding prior to the second quarter of 2014.

As of December 31, 2014, the minimum future payments receivable are as follows:

Year ending December 31, 2015	$196,478
2016	185,768
2017	53,210
435,456
Less: portion representing unearned interest income	(62,648)
372,808
Unamortized initial direct costs	1,351
Notes receivable, net	$374,159

IDC amortization expense related to notes receivable and the Company’s operating leases for the year ended December 31, 2014 are as follows:

2014
IDC amortization – notes receivable	$838
IDC amortization – lease assets	24,868
Total	$25,706

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2013	Additions	Depreciation/ Amortization Expense	Balance December 31, 2014
Net investment in operating leases	$—	$7,985,236	$(679,770)	$7,305,466
Initial direct costs, net of accumulated amortization of $24,868 at December 31, 2014	—	204,170	(24,868)	179,302
Total	$—	$8,189,406	$(704,638)	$7,484,768

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed as of December 31, 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $679,770 for the year ended December 31, 2014. IDC amortization expense related to the Company’s operating leases totaled $24,868 for the year ended December 31, 2014.

All of the Company’s leased property was acquired beginning in March 2014 through December 2014.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Coal terminal	$—	$5,000,000	$—	$5,000,000
Materials handling	—	2,023,142	—	2,023,142
Transportation	—	523,957	—	523,957
Agriculture	—	256,538	—	256,538
Aviation	—	181,599	—	181,599
	—	7,985,236	—	7,985,236
Less accumulated depreciation	—	(679,770)	—	(679,770)
Total	$—	$7,305,466	$—	$7,305,466

The average estimated residual value for assets on operating leases was 59% of the assets’ original cost at December 31, 2014. There were no operating leases in non-accrual status as of December 31, 2014.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

As of December 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Year ending December 31, 2015	$1,717,049
2016	628,895
2017	296,109
2018	88,068
2019	66,433
Thereafter	7,044
$2,803,598

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Aircraft ground support	15 – 20
Agriculture	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

6. Related Party Transactions:

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related Party Transactions: - (continued)

For the year ended December 31, 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows:

2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$1,846,018
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	1,230,703
Administrative costs reimbursed to Managing Member and/or affiliates	93,087
Asset management fees to Managing Member	60,201
Acquisition and initial direct costs paid to Managing Member	402,439
$3,632,448

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $3,076,721 for the year ended December 31, 2014.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2014, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75,000,000 with an expiration date of June 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. There has been no utilization of the available line of credit since the Fund’s participation in the Credit Facility.

9. Commitments:

At December 31, 2014, there were commitments to purchase lease assets and fund investments in notes receivable totaling $4,371,691 and $1,258,186, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, based upon the Manager’s experience, there have not been any prior claims or losses pursuant to these types of contracts and the expectation of risk of loss is remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

11. Members’ Capital:

A total of 2,053,415 and 50 Units were issued and outstanding as of December 31, 2014 and December 31, 2013, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the year ended December 31, 2014 were as follows:

2014
Distributions	$574,617
Weighted average number of Units outstanding	1,001,451
Weighted average distributions per Unit	$0.57

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2014, only the Company’s warrants were measured on a recurring basis. As of the same date, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis. By comparison, at December 31, 2013, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The Company received its first warrants during the second quarter of 2014. As of December 31, 2014, the calculated fair value of the Fund’s warrant portfolio was $10,584. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets:

Level 3 Assets
Balance at December 31, 2013	$—
Unrealized gain on warrants, net recorded during the year	10,584
Balance at December 31, 2014	$10,584

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2014:

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.00 – $2.31
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	5.20
			Risk-free interest rate	1.68%
			Annualized volatility	100%

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

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2014 and 2013:

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,261,573	$9,261,573	$—	$—	$9,261,573
Notes receivable, net	374,159	—	—	374,159	374,159
Fair value of warrants	10,584	—	—	10,584	10,584

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$500	$500	$—	$—	$500

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the year ended December 31, 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2014, $1,846,018 of such commissions had either been accrued or paid to ASC. Of that amount, $1,435,777 has been re-allowed to other broker/dealers.

Asset Management Fee and Carried Interest

The Fund pays the Manager an Asset Management Fee as compensation for the Manager’s services in supervising management of the Fund’s Portfolio Assets and its operations, and for establishing and overseeing the Fund’s policies and procedures and supervising the administrative and other services required by the Fund.

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

The Manager supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. The Manager intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

The Manager also receives, as its Carried Interest, an amount equal to 0.01% of all taxable income, tax losses, and cash distributions.

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investors’ understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establishes the standards for payment to program sponsors of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services, and sets the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G, and Article V, Section F, of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

See Note 6 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the record ownership of more than five percent of the Company's outstanding voting securities, its Units, as of December 31, 2014. The information is derived from the subscription documents submitted for the purchase of Units by the owner identified in the table and the Company's Unit ownership records. The Company has no information on the beneficial ownership of these Units beyond record ownership.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	M.C.L Trust Davie, Florida 33330	Limited Liability Company Units 112,244 Units ($1,122,440)	5.47%

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0024%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Commitments and Related Party Transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2014, the Company incurred audit fees with its principal auditors totaling $40,444. Such audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

All audit-related fees incurred during the periods from December 27, 2012 (date of inception) through December 31, 2013 consist of charges relative to syndication of the Fund (See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Syndication Costs Contingency through December 31, 2014” at Note 7 thereof).

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements

Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	14
Balance Sheets at December 31, 2014 and 2013	15
Statement of Operations for the year ended December 31, 2014	16
Statements of Changes in Member’s Capital for the period from December 27, 2012 (date of inception) through December 31, 2013 and for the year ended December 31, 2014	17
Statements of Cash Flows for the year ended December 31, 2014 and for the period from December 27, 2012 (date of inception) through December 31, 2013	18
Notes to Financial Statements	19
2.	Financial Statement Schedules

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.