Form 10-Q
period 2015-03-31
ATEL 16, LLC
filed 2015-05-15
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 2,891,342.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,810	$9,262
Accounts receivable, net of allowance for doubtful accounts of $2 at March 31, 2015 and $0 at December 31, 2014	128	10
Notes receivable, net of unearned interest income of $50 at March 31, 2015 and $63 at December 31, 2014	337	374
Fair value of warrants	11	11
Investments in equipment and leases, net of accumulated depreciation of $1,077 at March 31, 2015 and $680 at December 31, 2014	14,901	7,485
Prepaid expenses and other assets	33	19
Total assets	$22,220	$17,161
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$9	$1
Affiliates	111	266
Accrued distributions to Other Members	173	122
Other	132	138
Unearned operating lease income	393	116
Total liabilities	818	643
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	21,402	16,518
Total Members’ capital	21,402	16,518
Total liabilities and Members’ capital	$22,220	$17,161

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing and lending activities:
Operating lease revenue	$552	$18
Notes receivable interest income	13	—
Total revenues	565	18
Expenses:
Depreciation of operating lease assets	397	22
Asset management fees to Managing Member	36	1
Acquisition expense	(3)	15
Administrative costs reimbursed to Managing Member and/or affiliates	66	—
Provision for credit losses	2	—
Amortization of initial direct costs	20	1
Interest expense	—	1
Professional fees	34	2
Outside services	19	43
Taxes on income and franchise fees	7	2
Bank charges	22	1
Other	12	—
Total expenses	612	88
Net loss	$(47)	$(70)
Net loss:
Managing Member	$—	$—
Other Members	(47)	(70)
	$(47)	$(70)
Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.86)
Weighted average number of Units outstanding	2,325,877	80,751

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2015
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	50	$—	$1	$1
Capital contributions	2,053,365	20,534	—	20,534
Less selling commissions to affiliates	—	(1,846)	—	(1,846)
Syndication costs	—	(1,232)	—	(1,232)
Distributions to Other Members ($0.57 per Unit)	—	(575)	—	(575)
Net loss	—	(363)	(1)	(364)
Balance December 31, 2014	2,053,415	16,518	—	16,518
Capital contributions	630,361	6,304	—	6,304
Rescissions of Units	(2,000)	(20)	—	(20)
Less selling commissions to affiliates	—	(568)	—	(568)
Syndication costs	—	(378)	—	(378)
Distributions to Other Members ($0.17 per Unit)	—	(407)	—	(407)
Net loss	—	(47)	—	(47)
Balance March 31, 2015 (Unaudited)	2,681,776	$21,402	$—	$21,402

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(47)	$(70)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of operating lease assets	397	22
Amortization of initial direct costs	20	1
Provision for credit losses	2	—
Changes in operating assets and liabilities:
Accounts receivable	(120)	—
Prepaid expenses and other assets	(14)	(41)
Accounts payable, Managing Member	8	1
Accounts payable, other	1	14
Accrued liabilities, affiliates	(151)	14
Unearned operating lease income	277	13
Net cash provided by (used in) operating activities	373	(46)
Investing activities:
Purchases of equipment on operating leases	(7,748)	—
Payments of initial direct costs	(92)	(28)
Principal payments received on notes receivable	37	—
Net cash used in investing activities	(7,803)	(28)
Financing activities:
Selling commissions to affiliates	(570)	(276)
Syndication costs paid to Managing Member and affiliates	(380)	(159)
Distributions to Other Members	(356)	—
Capital contributions	6,304	3,063
Rescissions of Units	(20)	—
Net cash provided by financing activities	4,978	2,628
Net (decrease) increase in cash and cash equivalents	(2,452)	2,554
Cash and cash equivalents at beginning of period	9,262	1
Cash and cash equivalents at end of period	$6,810	$2,555
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$173	$—
Syndication and organizational costs payable (from) to affiliated company	$(4)	$25
Transfer of operating lease assets from affiliate	$—	$527
Accrued purchases of equipment on operating leases	$95	$—

See accompanying notes.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014.

As of March 31, 2015, cumulative contributions totaling $26.8 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 2,681,776 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2015, has received cumulative contributions in the amount of $28.9 million, inclusive of the $500 initial member’s capital investment.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company received its first warrants during the second quarter of 2014, and recorded unrealized gains totaling $11 thousand during 2014. Such amount was also the value of the warrants as of March 31, 2015 and December 31, 2014. There have been no net exercises of warrants through March 31, 2015.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The primary geographic region in which the Company seeks financing opportunities is North America. Currently, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Per Unit data:

Net loss and distributions per Unit for the three months ended March 31, 2015 and 2014 is based upon the weighted average number of Other Members Units outstanding during the period and the weighted average number of Other Members Units outstanding from March 6, 2014 (Release Date of Escrow) through March 31, 2014, respectively.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2015	$147
2016	186
2017	53
386
Less: portion representing unearned interest income	(50)
336
Unamortized initial direct costs	1
Notes receivable, net	$337

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable was nominal during the three months ended March 31, 2015. The Company had no notes receivable outstanding during the prior year period.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Depreciation/ Amortization Expense	Balance March 31, 2015
Net investment in operating leases	$7,305	$7,741	$(397)	$14,649
Initial direct costs, net of accumulated amortization of $45 at March 31, 2015 and $25 at December 31, 2014	180	92	(20)	252
Total	$7,485	$7,833	$(417)	$14,901

Additions to net investment in operating lease assets are stated at cost.

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

As a result of these reviews, management determined that no impairment losses existed during the respective three months ended March 31, 2015 and 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $397 thousand and $22 thousand for the respective three months ended March 31, 2015 and 2014. IDC amortization expense related to the Company’s operating leases totaled $20 thousand and $1 thousand for the same respective periods.

All of the Company’s leased property was acquired beginning in March 2014 through March 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Containers	$—	$5,806	$—	$5,806
Coal terminal	5,000	—	—	5,000
Materials handling	2,023	96	—	2,119
Aviation	181	909	—	1,090
Transportation	524	496	—	1,020
Construction	—	275	—	275
Agriculture	257	—	—	257
Cleaning & Maintenance	—	159	—	159
	7,985	7,741	—	15,726
Less accumulated depreciation	(680)	(397)	—	(1,077)
Total	$7,305	$7,344	$—	$14,649

The average estimated residual value for assets on operating leases was 53% and 59% of the assets’ original cost at March 31, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status at March 31, 2015 and December 31, 2014.

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2015	$2,029
2016	1,980
2017	1,645
2018	1,414
2019	820
2020	57
$7,945

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Containers	15 – 20
Aviation	15 – 20
Agriculture	7 – 10
Cleaning & Maintenance	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

During the three months ended March 31, 2015 and 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$568	$276
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	378	184
Administrative costs reimbursed to Managing Member and/or affiliates	66	—
Asset management fees to Managing Member	36	1
Acquisition and initial direct costs paid to Managing Member	89	43
	$1,137	$504

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $946 thousand and $460 thousand for the respective three months ended March 31, 2015 and 2014.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2015 and December 31, 2014, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

7. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75 million with an expiration date of June 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2015	December 31, 2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,135)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,865	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. As of March 31, 2015, the Company was in compliance

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Borrowing facilities: - (continued)

with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2015 and December 31, 2014.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short-term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of March 31, 2015, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. During the first quarter of 2015, ATEL 12, LLC was removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2015 and December 31, 2014.

8. Commitments:

At March 31, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $4.9 million and $1.4 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

9. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, based upon the Manager’s experience, there have not been any prior claims or losses pursuant to these types of contracts and the expectation of risk of loss is remote.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Guarantees: - (continued)

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

10. Members’ Capital:

A total of 2,681,776 and 2,053,415 Units were issued and outstanding as of March 31, 2015 and December 31, 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2015 were as follows (in thousands except Units and per Unit data):

Three Months Ended March 31, 2015
Distributions	$407
Weighted average number of Units outstanding	2,325,877
Weighted average distributions per Unit	$0.17

There were no distributions declared during the three months ended March 31, 2014.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

At March 31, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $11 thousand at both March 31, 2015 and December 31, 2014. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$11
Unrealized gain on warrants, net recorded during the period	—
Balance at March 31, 2015	$11

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2015 and December 31, 2014:

March 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.00 – $2.31
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	5.02
			Risk-free interest rate	1.37%
			Annualized volatility	100%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.00 – $2.31
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	5.20
			Risk-free interest rate	1.68%
			Annualized volatility	100%

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
(Unaudited)

11. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,810	$6,810	$—	$—	$6,810
Notes receivable, net	337	—	—	337	337
Fair value of warrants	11	—	—	11	11

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,262	$9,262	$—	$—	$9,262
Notes receivable, net	374	—	—	374	374
Fair value of warrants	11	—	—	11	11

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7,500,000 on June 19, 2014. The Fund is actively raising capital and, as of April 30, 2015, has received cumulative contributions in the amount of $28.9 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had net losses of $47 thousand and $70 thousand for the three months ended March 31, 2015 and 2014, respectively. Results for the first quarter of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 increased by $547 thousand as compared to the prior year period. The growth in revenues was primarily due to a $534 thousand increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $15.2 million since March 31, 2014. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for the first quarter of 2015 increased by $524 thousand as compared to the prior year period. The increase in expenses was primarily attributable to increases in deprecriation expense, cost reimbursements to affiliates, asset management fees to the Manager, professional fees and bank charges offset, in part, by decreases in outside services and acquisition expense.

The increase in depreciation expense totaled $375 thousand and was largely due to the addition of approximately $15.2 million of net equipment purchases for operating leases during the past twelve months. Cost reimbursements to affiliates increased by $66 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations; and, asset management fees paid to the Manager increased by $35 thousand primarily due to the increase in managed assets and related rents. Moreover, professional fees was higher by $32 thousand as a result of increased audit-related fees; and, bank changes increased by $21 thousand due to fees paid relative to the Fund’s inclusion in a line of credit facility subsequent to the first quarter of 2014.

Partially offsetting the aforementioned increases in expenses were decreases in outside services and acquisition expenses totaling $24 thousand and $18 thousand, respectively. The decrease in outside services was mainly due to lower business development costs incurred during the current year period; while the reduction in acquisition expense was largely due to the reassignment of such costs to certain affiliate leasing activities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.8 million and $9.3 million at March 31, 2015 and December 31, 2014, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$373	$(46)
Investing activities	(7,803)	(28)
Financing activities	4,978	2,628
Net (decrease) increase in cash and cash equivalents	$(2,452)	$2,554

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $6.3 million and $3.1 million for the respective three months ended March 31, 2015 and 2014. In addition, during the current year period, the Company began to realize cash flow from its portfolio of operating lease contracts.

During the three months ended March 31, 2015, cash was primarily used to acquire $7.7 million of lease assets, pay $950 thousand of commissions and/or syndication costs associated with the offering, and pay $356 thousand of distributions to Members. By comparison, during the prior year period, cash was primarily used to pay $435 thousand of commissions and/or syndication costs associated with the offering.

Revolving credit facility

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75 million with an expiration date of June 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2015, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth:  $10.0 million

Leverage Ratio (leverage to Tangible Net Worth):  Not to exceed 1.50 to 1

Collateral Value:  Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility

EBITDA to Interest Ratio:  Not to be less than 2 to 1 for the four fiscal quarters just ended

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company whether or not there are any borrowings outstanding under the Credit Facility. As of March 31, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective January 7, 2014. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2015 (in thousands):

Net loss – GAAP basis	$(342)
Interest expense	4
Depreciation and amortization	1,055
Amortization of initial direct costs	45
Provision for doubtful accounts	2
Unrealized gain on fair valuation of warrants	(11)
Principal payments received on notes receivable	144
EBITDA (for Credit Facility financial covenant calculation only)	$897

Events of default, cross-defaults, recourse and security

The terms of the Credit Facility include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of the Credit Facility should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the Credit Facility. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph. The Credit Facility is cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2015, and paid through March 31, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2015 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Feb 2015	Jan 2015 – Mar 2015	356		—		356		0.17	2,115,521
		$809		$—		$809		$0.68
Source of distributions
Lease and loan payments and sales proceeds received		$809	100.00%	$—	0.00%	$809	100.00%
Interest Income		—	0.00%	—	100.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$809	100.00%	$—	100.00%	$809	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from March 6 — November 30, 2014 and December 1, 2014 — February 28, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $4.9 million and $1.4 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
(4) The managing underwriter is ATEL Securities Corporation.
(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6) Aggregate amount and offering price of securities registered and sold as of March 31, 2015 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	2,681,776	$26,818

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$537	$1,879	$2,416
Other syndication costs	—	1,611	1,611
Total expenses	$537	$3,490	$4,027

(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):	$ 22,791
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$296	$15,726	$16,022
Investment in notes receivable	2	480	482
Distributions paid and accrued	—	982	982
Other expenses	—	760	760
	$298	$17,948	$18,246

(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):	$ 4,545

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

Date: May 14, 2015

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