Form 10-Q
period 2015-06-30
ATEL 16, LLC
filed 2015-08-14
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 3,380,652.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,205	$9,262
Accounts receivable, net of allowance for doubtful accounts of $2 at June 30, 2015 and $0 at December 31, 2014	115	10
Notes receivable, net of unearned interest income of $38 at June 30, 2015 and $63 at December 31, 2014	299	374
Fair value of warrants	14	11
Investments in equipment and leases, net of accumulated depreciation of $1,696 at June 30, 2015 and $680 at December 31, 2014	16,703	7,485
Prepaid expenses and other assets	31	19
Total assets	$26,367	$17,161
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$4	$1
Affiliates	18	266
Accrued distributions to Other Members	220	122
Other	59	138
Unearned operating lease income	151	116
Total liabilities	452	643
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	25,915	16,518
Total Members’ capital	25,915	16,518
Total liabilities and Members’ capital	$26,367	$17,161

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating lease revenue	$821	$74	$1,373	$92
Notes receivable interest income	11	11	24	11
Loss on sales of lease assets and early termination of notes receivable	(3)	—	(3)	—
Unrealized gain on fair valuation of warrants	3	—	3	—
Other	—	6	—	6
Total revenues	832	91	1,397	109
Expenses:
Depreciation of operating lease assets	619	65	1,016	87
Asset management fees to Managing Member	55	13	91	14
Acquisition expense	42	56	39	72
Administrative costs reimbursed to Managing Member and/or affiliates	107	2	173	3
Provision for credit losses	—	—	2	—
Amortization of initial direct costs	23	3	43	4
Interest expense	—	1	—	1
Professional fees	16	4	50	6
Outside services	(16)	11	3	52
Taxes on income and franchise fees	10	—	17	2
Bank charges	26	5	48	7
Other	14	3	26	2
Total expenses	896	163	1,508	250
Net loss	$(64)	$(72)	$(111)	$(141)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(64)	(72)	(111)	(141)
	$(64)	$(72)	$(111)	$(141)
Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.13)	$(0.04)	$(0.45)
Weighted average number of Units outstanding	2,986,563	541,972	2,658,045	312,643

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	50	$—	$1	$1
Capital contributions	2,053,365	20,534	—	20,534
Less selling commissions to affiliates	—	(1,846)	—	(1,846)
Syndication costs	—	(1,232)	—	(1,232)
Distributions to Other Members ($0.57 per Unit)	—	(575)	—	(575)
Net loss	—	(363)	(1)	(364)
Balance December 31, 2014	2,053,415	16,518	—	16,518
Capital contributions	1,230,191	12,302	—	12,302
Rescissions of Units	(2,000)	(20)	—	(20)
Less selling commissions to affiliates	—	(1,107)	—	(1,107)
Syndication costs	—	(738)	—	(738)
Distributions to Other Members ($0.35 per Unit)	—	(929)	—	(929)
Net loss	—	(111)	—	(111)
Balance June 30, 2015 (Unaudited)	3,281,606	$25,915	$—	$25,915

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net loss	$(64)	$(72)	$(111)	$(141)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	619	65	1,016	87
Loss on sales of lease assets and early termination of notes receivable	3	—	3	—
Amortization of initial direct costs	23	3	43	4
Provision for credit losses	—	—	2	—
Unrealized gain on fair valuation of warrants	(3)	—	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	13	(20)	(107)	(20)
Prepaid expenses and other assets	2	(12)	(12)	(53)
Accounts payable, Managing Member	(5)	4	3	4
Accounts payable, other	22	(6)	23	8
Accrued liabilities, affiliates	(97)	1,104	(248)	1,116
Unearned operating lease income	(242)	(3)	35	9
Net cash provided by operating activities	271	1,063	644	1,014
Investing activities:
Purchases of equipment on operating leases	(2,471)	(6,612)	(10,219)	(6,612)
Proceeds from sales of lease assets	12	—	12	—
Payments of initial direct costs	(82)	(32)	(174)	(59)
Note receivable advances	—	(480)	—	(480)
Principal payments received on notes receivable	37	38	74	38
Net cash used in investing activities	(2,504)	(7,086)	(10,307)	(7,113)
Financing activities:
Selling commissions to affiliates	(537)	(442)	(1,107)	(717)
Syndication costs paid to Managing Member and affiliates	(358)	(319)	(738)	(478)
Distributions to Other Members	(475)	(63)	(831)	(63)
Capital contributions	5,998	4,928	12,302	7,992
Rescissions of Units	—	—	(20)	—
Net cash provided by financing activities	4,628	4,104	9,606	6,734
Net increase (decrease) in cash and cash equivalents	2,395	(1,919)	(57)	635
Cash and cash equivalents at beginning of period	6,810	2,555	9,262	1
Cash and cash equivalents at end of period	$9,205	$636	$9,205	$636
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1	$—	$1
Cash paid during the period for taxes	$7	$—	$7	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$220	$45	$220	$45
Syndication and organizational costs payable to affiliated company	$—	$4	$—	$4
Purchases of equipment on operating leases, included in accounts payable, other	$—	$140	$—	$140

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

As of June 30, 2015, cumulative contributions totaling $32.8 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 3,281,606 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2015, has received cumulative contributions in the amount of $33.8 million, inclusive of the $500 initial member’s capital investment.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company received its first warrants during the second quarter of 2014 and recorded unrealized gains totaling $11 thousand during 2014, none of which was recorded during the three- and six-month periods ended June 30, 2014. By comparison, the company recorded unrealized gains of $3 thousand for both the three- and six-month periods ended June 30, 2015. There have been no exercises of warrants, net or otherwise, through June 30, 2015.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The primary geographic region in which the Company seeks financing opportunities is North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2015 and 2014 and long-lived tangible assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	For the six months ended June 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$1,084	78%	$109	100%
Costa Rica	313	22%	—	0%
Total International	313	22%	—	0%
Total	$1,397	100%	$109	100%

	As of June 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$11,132	67%	$7,485	100%
Costa Rica	5,571	33%	—	0%
Total International	5,571	33%	—	0%
Total	$16,703	100%	$7,485	100%

Per Unit data:

Net loss and distributions per Unit for the three and six months ended June 30, 2015 is based upon the weighted average number of Other Members Units outstanding during the respective periods. Net loss and distributions per Unit for the three and six months ended June 30, 2014 is based upon the weighted average number of Other Members Units outstanding during the period and from March 6, 2014 (Release Date of Escrow) through June 30, 2014, respectively.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2015	$98
Year ending December 31, 2016	186
2017	53
337
Less: portion representing unearned interest income	(38)
299
Unamortized initial direct costs	—
Notes receivable, net	$299

Initial direct costs (“IDC”) amortization expense related to notes receivable was nominal during the three and six months ended June 30, 2015. The notes receivable IDC unamortized balance was also nominal in amount as of June 30, 2015.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance June 30, 2015
Net investment in operating leases	$7,305	$10,103	$(1,016)	$16,392
Initial direct costs, net of accumulated amortization of $67 at June 30, 2015 and $25 at December 31, 2014	180	173	(42)	311
Total	$7,485	$10,276	$(1,058)	$16,703

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

As a result of these reviews, management determined that no impairment losses existed during the respective three and six months ended June 30, 2015 and 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $619 thousand and $65 thousand for the respective three months ended June 30, 2015 and 2014, and $1.0 million and $87 thousand for the respective six months ended June 30, 2015 and 2014. IDC amortization expense related to the Company’s operating leases totaled $22 thousand and $3 thousand for the respective three months ended June 30, 2015 and 2014, and $42 thousand and $4 thousand for the respective six months ended June 30, 2015 and 2014.

All of the Company’s leased property was acquired beginning in March 2014 through June 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Dispositions	Balance June 30, 2015
Containers	$—	$5,806	$(16)	$5,790
Coal terminal	5,000	—	—	5,000
Materials handling	2,023	598	—	2,621
Aviation	181	2,134	—	2,315
Transportation	524	988	—	1,512
Construction	—	275	—	275
Agriculture	257	—	—	257
Cleaning & Maintenance	—	159	—	159
Research	—	159	—	159
	7,985	10,119	(16)	18,088
Less accumulated depreciation	(680)	(1,016)	—	(1,696)
Total	$7,305	$9,103	$(16)	$16,392

The average estimated residual value for assets on operating leases was 50% and 59% of the assets’ original cost at June 30, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status at June 30, 2015 and December 31, 2014.

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2015	$1,725
Year ending December 31, 2016	2,365
2017	2,030
2018	1,798
2019	1,099
2020	196
Thereafter	308
$9,521

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Containers	15 – 20
Aviation	15 – 20
Agriculture	7 – 10
Cleaning & Maintenance	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related Party Transactions: - (continued)

During the three and six months ended June 30, 2015 and 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$539	$444	$1,107	$719
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	360	296	738	479
Administrative costs reimbursed to Managing Member and/or affiliates	107	2	173	3
Asset management fees to Managing Member	55	13	91	14
Acquisition and initial direct costs paid to Managing Member	112	88	201	131
	$1,173	$843	$2,310	$1,346

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $899 thousand and $740 thousand for the respective three months ended June 30, 2015 and 2014, and $1.8 million and $1.2 million for the respective six months ended June 30, 2015 and 2014.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2015 and December 31, 2014, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

7. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75 million with an expiration date of June 2015. During April 2015, the line was reduced to $56 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Borrowing facilities: - (continued)

As of June 30, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2015	December 31, 2014
Total available under the financing arrangement	$41,067	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,120)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$39,947	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. As of June 30, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Borrowing facilities: - (continued)

liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2015 and December 31, 2014.

8. Commitments:

At June 30, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $8.3 million and $1.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

10. Members’ Capital:

A total of 3,281,606 and 2,053,415 Units were issued and outstanding as of June 30, 2015 and December 31, 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ Capital: - (continued)

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

Distributions to the Other Members for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Distributions	$522	$107	$929	$107
Weighted average number of Units outstanding	2,986,563	541,972	2,658,045	312,643
Weighted average distributions per Unit	$0.17	$0.20	$0.35	$0.34

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

At June 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $14 thousand at June 30, 2015 and $11 thousand at December 31, 2014. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$11
Unrealized gain on warrants, net recorded during the period	3
Balance at June 30, 2015	$14

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2015 and December 31, 2014:

June 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.00 – $3.70
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.82 – 8.85
			Risk-free interest rate	2.24%
			Annualized volatility	100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.00 – $2.31
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	9.32 – 9.35
			Risk-free interest rate	2.13%
			Annualized volatility	100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,205	$9,205	$—	$—	$9,205
Notes receivable, net	299	—	—	299	299
Fair value of warrants	14	—	—	14	14

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,262	$9,262	$—	$—	$9,262
Notes receivable, net	374	—	—	374	374
Fair value of warrants	11	—	—	11	11

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014. The Fund is actively raising capital and, as of July 31, 2015, has received cumulative contributions in the amount of $33.8 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net losses of $64 thousand and $72 thousand for the three months ended June 30, 2015 and 2014, respectively. Results for the second quarter of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 increased by $741 thousand as compared to the prior year period. The growth in revenues was primarily due to a $747 thousand increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $11.4 million since June 30, 2014. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for the second quarter of 2015 increased by $733 thousand as compared to the prior year period. The increase in expenses was primarily attributable to increases in depreciation expense, cost reimbursements to affiliates and asset management fees to the Manager.

The increase in depreciation expense totaled $554 thousand and was largely due to the addition of approximately $11.4 million of net equipment purchases for operating leases during the past twelve months. Cost reimbursements to affiliates increased by $105 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations; and, asset management fees paid to the Manager increased by $42 thousand primarily due to the increase in managed assets.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net losses of $111 thousand and $141 thousand for the six months ended June 30, 2015 and 2014, respectively. Results for the first half of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 increased by $1.3 million as compared to the prior year period. The growth in revenues was primarily attributable to a $1.3 million increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $11.4 million since June 30, 2014. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for the first half of 2015 increased by $1.3 million as compared to the prior year period. The increase in expenses was primarily attributable to increases in depreciation expense, cost reimbursements to affiliates, asset management fees to the Manager, professional fees, bank charges and amortization of initial direct costs offset, in part, by decreases in outside services and acquisition expense.

The increase in depreciation expense totaled $929 thousand and was largely due to the addition of approximately $11.4 million of net equipment purchases for operating leases during the past twelve months. Cost reimbursements to affiliates increased by $170 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations; and, asset management fees paid to the Manager increased by $77 thousand primarily due to the increase in managed assets. Moreover, professional fees was higher by $44 thousand as a result of increased audit-related fees; and, bank changes increased by $41 thousand due to fees paid relative to the Fund’s inclusion in a line of credit facility during the first quarter of 2014. Finally, the increase in amortization of initial direct costs totaled $39 thousand and was a result of increased capitalized initial direct costs associated with equipment purchases and leases commenced since June 30, 2014.

Partially offsetting the aforementioned increases in expenses were decreases in outside services and acquisition expenses totaling $49 thousand and $33 thousand, respectively. The decrease in outside services was mainly due to lower business development costs incurred during the current year period; while the reduction in acquisition expense was largely due to the reassignment of such costs to certain affiliate leasing activities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $9.2 million and $9.3 million at June 30, 2015 and December 31, 2014, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$271	$1,063	$644	$1,014
Investing activities	(2,504)	(7,086)	(10,307)	(7,113)
Financing activities	4,628	4,104	9,606	6,734
Net increase (decrease) in cash and cash equivalents	$2,395	$(1,919)	$(57)	$635

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $6.0 million and $4.9 million for the respective three months ended June 30, 2015 and 2014. In addition, during the current year period, the Company began to realize cash flow from its portfolio of operating lease contracts.

During the same respective three-month periods, cash was primarily used for equipment purchases totaling $2.5 million and $6.6 million, payment of commissions and syndication costs associated with the offering totaling $895 thousand and $761 thousand, and payment of distributions to Members totaling $475 thousand and $63 thousand. In addition, during the prior year period, the Company funded investments in notes receivable totaling $480 thousand.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $12.3 million and $8.0 million for the respective six months ended June 30, 2015 and 2014. In addition, during the current year period, the Company began to realize cash flow from its portfolio of operating lease contracts.

During the same respective six-month periods, cash was primarily used for equipment purchases totaling $10.2 million and $6.6 million, payment of commissions and syndication costs associated with the offering totaling $1.8 million and $1.2 million, and payment of distributions to Members totaling $831 thousand and $63 thousand. In addition, during the prior year period, the Company funded investments in notes receivable totaling $480 thousand.

Revolving credit facility

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75 million with an expiration date of June 2015. During April 2015, the line was reduced to $56 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company whether or not there are any borrowings outstanding under the Credit Facility. As of June 30, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2015 (in thousands):

Net loss – GAAP basis	$(334)
Interest expense	4
Depreciation and amortization	1,609
Amortization of initial direct costs	64
Provision for doubtful accounts	2
Unrealized gain on fair valuation of warrants	(14)
Principal payments received on notes receivable	143
EBITDA (for Credit Facility financial covenant calculation only)	$1,474

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2015, and paid through June 30, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2015 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – May 2015	Jan 2015 – Jun 2015	831		—		831		0.34	2,441,400
		$1,284		$—		$1,284		$0.85
Source of distributions
Lease and loan payments and sales proceeds received		$1,284	100.00%	$—	0.00%	$1,284	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$1,284	100.00%	$—	0.00%	$1,284	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 — November 30, 2014 and December 1, 2014 — May 31, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $8.3 million and $1.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
(4) The managing underwriter is ATEL Securities Corporation.
(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6) Aggregate amount and offering price of securities registered and sold as of June 30, 2015 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	3,281,606	$32,816

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$656	$2,297	$2,953
Other syndication costs	—	1,970	1,970
Total expenses	$656	$4,267	$4,923

(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):	$ 27,893
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
	equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$378	$18,103	$18,481
Investment in notes receivable	2	480	482
Distributions paid and accrued	—	1,504	1,504
Other expenses	—	1,015	1,015
	$380	$21,102	$21,482

(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):	$ 6,411

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

Date: August 13, 2015

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