Form 10-Q
period 2015-09-30
ATEL 16, LLC
filed 2015-11-12
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

The number of Limited Liability Company Units outstanding as of October 31, 2015 was 4,118,496.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,987	$9,262
Due from affiliate	1,160	—
Accounts receivable, net	372	10
Notes receivable, net of unearned interest income of $299 at September 30, 2015 and $63 at December 31, 2014	1,679	374
Fair value of warrants	53	11
Investments in equipment and leases, net of accumulated depreciation of $2,509 at September 30, 2015 and $680 at December 31, 2014	26,470	7,485
Prepaid expenses and other assets	27	19
Total assets	$31,748	$17,161
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$15	$1
Affiliates	—	266
Accrued distributions to Other Members	248	122
Other	252	138
Acquisition facility obligation	1,612	—
Unearned operating lease income	558	116
Total liabilities	2,685	643
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	29,063	16,518
Total Members’ capital	29,063	16,518
Total liabilities and Members’ capital	$31,748	$17,161

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,119	$327	$2,492	$420
Notes receivable interest income	33	15	57	26
Loss on sales of lease assets and early termination of notes receivable	—	—	(3)	—
Unrealized gain on fair valuation of warrants	39	—	42	—
Interest income	1	—	1	—
Other	8	—	8	6
Total revenues	1,200	342	2,597	452
Expenses:
Depreciation of operating lease assets	813	284	1,829	371
Asset management fees to Managing Member	81	21	172	35
Acquisition expense	81	(51)	120	21
Cost reimbursements to Managing Member and/or affiliates	133	44	306	47
Reversal of provision for credit losses	(2)	—	—	—
Amortization of initial direct costs	31	8	74	12
Interest expense	1	3	1	4
Professional fees	18	26	68	33
Outside services	19	23	22	75
Taxes on income and franchise fees	7	3	24	5
Bank charges	19	6	67	13
Other	16	12	42	14
Total expenses	1,217	379	2,725	630
Net loss	$(17)	$(37)	$(128)	$(178)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(17)	(37)	(128)	(178)
	$(17)	$(37)	$(128)	$(178)
Net loss per Limited Liability Company Unit (Other Members)	$(0.00)	$(0.04)	$(0.04)	$(0.25)
Weighted average number of Units outstanding	3,471,481	1,029,531	2,932,170	721,007

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	50	$—	$1	$1
Capital contributions	2,053,365	20,534	—	20,534
Less selling commissions to affiliates	—	(1,846)	—	(1,846)
Syndication costs	—	(1,232)	—	(1,232)
Distributions to Other Members ($0.57 per Unit)	—	(575)	—	(575)
Net loss	—	(363)	(1)	(364)
Balance December 31, 2014	2,053,415	16,518	—	16,518
Capital contributions	1,683,954	16,840	—	16,840
Rescissions of Units	(12,000)	(119)	—	(119)
Less selling commissions to affiliates	—	(1,507)	—	(1,507)
Syndication costs	—	(1,005)	—	(1,005)
Distributions to Other Members ($0.52 per Unit)	—	(1,536)	—	(1,536)
Net loss	—	(128)	—	(128)
Balance September 30, 2015 (Unaudited)	3,725,369	$29,063	$—	$29,063

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating activities:
Net loss	$(17)	$(37)	$(128)	$(178)
Adjustment to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of operating lease assets	813	284	1,829	371
Loss on sales of lease assets and early termination of notes receivable	—	—	3	—
Amortization of initial direct costs	31	8	74	12
Reversal of provision for credit losses	(2)	—	—	—
Unrealized gain on fair valuation of warrants	(39)	—	(42)	—
Changes in operating assets and liabilities:
Accounts receivable	(255)	8	(362)	(12)
Prepaid expenses and other assets	4	15	(8)	(39)
Accounts payable, Managing Member	13	2	16	6
Accounts payable, other	126	17	149	25
Accrued liabilities, affiliates	(1,178)	(907)	(1,426)	211
Unearned operating lease income	407	369	442	378
Net cash (used in) provided by operating activities	(97)	(241)	547	774
Investing activities:
Purchases of equipment on operating leases	(10,402)	(409)	(20,621)	(7,021)
Proceeds from sales of lease assets	—	—	12	—
Payments of initial direct costs	(153)	(54)	(327)	(114)
Note receivable advances	(1,500)	—	(1,500)	(480)
Principal payments received on notes receivable	131	34	205	72
Net cash used in investing activities	(11,924)	(429)	(22,231)	(7,543)
Financing activities:
Borrowings under acquisition facility	1,612	—	1,612	—
Selling commissions to affiliates	(400)	(427)	(1,507)	(1,144)
Syndication costs paid to Managing Member and affiliates	(269)	(285)	(1,007)	(763)
Distributions to Other Members	(579)	(149)	(1,410)	(211)
Capital contributions	4,538	4,747	16,840	12,738
Rescissions of Units	(99)	—	(119)	—
Net cash provided by financing activities	4,803	3,886	14,409	10,620
Net (decrease) increase in cash and cash equivalents	(7,218)	3,216	(7,275)	3,851
Cash and cash equivalents at beginning of period	9,205	636	9,262	1
Cash and cash equivalents at end of period	$1,987	$3,852	$1,987	$3,852
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$3	$—	$4
Cash paid during the period for taxes	$—	$—	$7	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$248	$77	$248	$77
Syndication and organizational costs payable to affiliated company	$2	$—	$2	$—
Purchases of equipment on operating leases, included in accounts payable, other	$66	$—	$66	$—

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150.0 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014.

As of September 30, 2015, cumulative contributions totaling $37.3 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 3,725,369 Units were issued and outstanding. The Fund is actively raising capital and, as of October 31, 2015, has received cumulative contributions in the amount of $41.2 million, inclusive of the $500 initial member’s capital investment.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company received its first warrants during the second quarter of 2014 and recorded unrealized gains totaling $11 thousand during 2014, none of which was recorded during the three- and nine-month periods ended September 30, 2014. By comparison, the company recorded unrealized gains of $39 thousand and $42 thousand for the three- and nine-month periods ended September 30, 2015, respectively. There have been no exercises of warrants, net or otherwise, through September 30, 2015.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The primary geographic region in which the Company seeks financing opportunities is North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2015 and 2014 and long-lived tangible assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	For the nine months ended September 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$2,048	79%	$452	100%
Costa Rica	549	21%	—	0%
Total International	549	21%	—	0%
Total	$2,597	100%	$452	100%

	As of September 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$21,063	80%	$7,485	100%
Costa Rica	5,407	20%	—	0%
Total International	5,407	20%	—	0%
Total	$26,470	100%	$7,485	100%

Per Unit data:

Net loss and distributions per Unit for the three and nine months ended September 30, 2015 is based upon the weighted average number of Other Members Units outstanding during the respective periods. Net loss and distributions per Unit for the three and nine months ended September 30, 2014 is based upon the weighted average number of Other Members Units outstanding during the period and from March 6, 2014 (Release Date of Escrow) through September 30, 2014, respectively.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2018. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2015	$211
Year ending December 31, 2016	833
2017	701
2018	222
1,967
Less: portion representing unearned interest income	(299)
1,668
Unamortized initial direct costs	11
Notes receivable, net	$1,679

Initial direct costs (“IDC”) amortization expense related to notes receivable was nominal during the three and nine months ended September 30, 2015.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance September 30, 2015
Net investment in operating leases	$7,305	$20,571	$(1,829)	$26,047
Initial direct costs, net of accumulated amortization of $98 at September 30, 2015 and $25 at December 31, 2014	180	316	(73)	423
Total	$7,485	$20,887	$(1,902)	$26,470

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

As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2015 and 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $813 thousand and $284 thousand for the respective three months ended September 30, 2015 and 2014, and $1.8 million and $371 thousand for the respective nine months ended September 30, 2015 and 2014. IDC amortization expense related to the Company’s operating leases totaled $30 thousand and $8 thousand for the respective three months ended September 30, 2015 and 2014, and $73 thousand and $12 thousand for the respective nine months ended September 30, 2015 and 2014.

All of the Company’s leased property was acquired beginning in March 2014 through September 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Dispositions	Balance September 30, 2015
Aviation	$181	$7,659	$—	$7,840
Containers	—	5,806	(16)	5,790
Coal terminal	5,000	—	—	5,000
Mining	—	2,766	—	2,766
Materials handling	2,023	598	—	2,621
Transportation, other	524	1,303	—	1,827
Transportation, rail	—	1,612	—	1,612
Agriculture	257	250	—	507
Construction	—	275	—	275
Cleaning & Maintenance	—	159	—	159
Research	—	159	—	159
	7,985	20,587	(16)	28,556
Less accumulated depreciation	(680)	(1,829)	—	(2,509)
Total	$7,305	$18,758	$(16)	$26,047

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 42% and 59% of the assets’ original cost at September 30, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status at September 30, 2015 and December 31, 2014.

At September 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2015	$791
Year ending December 31, 2016	4,775
2017	4,440
2018	4,208
2019	1,882
2020	709
Thereafter	839
$17,644

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Containers	15 – 20
Aviation	15 – 20
Mining	10 – 15
Agriculture	7 – 10
Cleaning & Maintenance	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10
Research	5 – 7

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

During the three and nine months ended September 30, 2015 and 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$400	$425	$1,507	$1,144
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	267	283	1,005	763
Administrative costs reimbursed to Managing Member and/or affiliates	133	44	306	47
Asset management fees to Managing Member	81	21	172	35
Acquisition and initial direct costs paid to Managing Member	232	4	433	135
	$1,113	$777	$3,423	$2,124

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $667 thousand and $708 thousand for the respective three months ended September 30, 2015 and 2014, and $2.5 million and $1.9 million for the respective nine months ended September 30, 2015 and 2014.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2015 and December 31, 2014, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75.0 million with an expiration date of June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the expiration date to June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2015	December 31, 2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,612)	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(10,195)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$63,193	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $29.1 million, 0.06 to 1, and 2,099.72 to 1, respectively, as of September 30, 2015. As such, as of September 30, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. As of September 30, 2015, the Company had borrowings of $1.6 million with an effective interest of 3.25%. Such balance outstanding was settled in full in November 2015. During the three and nine months ended September 30, 2015, the weighted average interest rate on borrowings were 3.32% and 3.27%, respectively. There were no borrowings outstanding prior to the third quarter of 2015.

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

As of September 30, 2015, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2015 and December 31, 2014.

8. Commitments:

At September 30, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $10.4 million and $1.5 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

10. Members’ Capital:

A total of 3,725,369 and 2,053,415 Units were issued and outstanding as of September 30, 2015 and December 31, 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions	$607	$180	$1,536	$288
Weighted average number of Units outstanding	3,471,481	1,029,531	2,932,170	721,007
Weighted average distributions per Unit	$0.17	$0.17	$0.52	$0.40

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

At September 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $53 thousand at September 30, 2015 and $11 thousand at December 31, 2014. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$11
Unrealized gain on warrants, net recorded during the period	42
Balance at September 30, 2015	$53

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2015 and December 31, 2014:

September 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.70
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.57 – 9.91
			Risk-free interest rate	1.91% – 2.05%
			Annualized volatility	100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.00 – $2.31
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	9.32 – 9.35
			Risk-free interest rate	2.13%
			Annualized volatility	100.00%

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

Borrowings

Borrowings include the outstanding amounts on the Company’s acquisition facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,987	$1,987	$—	$—	$1,987
Notes receivable, net	1,679	—	—	1,679	1,679
Fair value of warrants	53	—	—	53	53
Financial liabilities:
Borrowings	1,612	—	—	1,612	1,612

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,262	$9,262	$—	$—	$9,262
Notes receivable, net	374	—	—	374	374
Fair value of warrants	11	—	—	11	11

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150.0 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014. The Fund is actively raising capital and, as of October 31, 2015, has received cumulative contributions in the amount of $41.2 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended September 30, 2015 versus the three months ended September 30, 2014

The Company had net losses of $17 thousand and $37 thousand for the three months ended September 30, 2015 and 2014, respectively. Results for the third quarter of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2015 increased by $858 thousand as compared to the prior year period. The growth in revenues was primarily due to a $792 thousand increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $21.6 million since September 30, 2014. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for the third quarter of 2015 increased by $838 thousand as compared to the prior year period. The increase in expenses was primarily attributable to increases in depreciation expense, acquisition expense, cost reimbursements to affiliates and asset management fees to the Manager.

The increase in depreciation expense totaled $529 thousand and was largely due to the addition of approximately $21.6 million of net equipment purchases for operating leases during the past twelve months. Acquisition expense increased by $132 thousand primarily due to the increase in both lease asset acquisition and loan funding activities since September 30, 2014. Cost reimbursements to affiliates increased by $89 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations; and, asset management fees paid to the Manager increased by $60 thousand primarily due to the increase in managed assets.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The Company had net losses of $128 thousand and $178 thousand for the nine months ended September 30, 2015 and 2014, respectively. Results for the nine months of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2015 increased by $2.1 million as compared to the prior year period. The growth in revenues was primarily attributable to a $2.1 million increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $21.6 million since September 30, 2014. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for the first nine months of 2015 increased by $2.1 million as compared to the prior year period. The increase in expenses was primarily attributable to increases in depreciation expense, cost reimbursements to affiliates, asset management fees to the Manager, acquisition expense, amortization of initial direct costs and bank charges offset, in part, by a decrease in outside services.

The increase in depreciation expense totaled $1.5 million and was largely due to the addition of approximately $21.6 million of net equipment purchases for operating leases during the past twelve months. Cost reimbursements to affiliates increased by $259 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations; and, asset management fees paid to the Manager increased by $137 thousand primarily due to the increase in managed assets. In addition, acquisition expense was higher by $99 thousand largely due to the increase in both lease asset acquisition and loan funding activities since September 30, 2014. Likewise, amortization of initial direct costs was higher by $62 thousand as a result of increased capitalized initial direct costs associated with equipment purchases and leases commenced since September 30, 2014; and, bank charges increased by $54 thousand due to fees paid relative to the Fund’s inclusion in a line of credit facility during the first quarter of 2014.

Partially offsetting the aforementioned increases in expenses was a decrease in outside services totaling $53 thousand. Such decrease was mainly due to lower business development costs incurred during the current year period as the Fund is winding down its offering.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2.0 million and $9.3 million at September 30, 2015 and December 31, 2014, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash (used in) provided by:
Operating activities	$(97)	$(241)	$547	$774
Investing activities	(11,924)	(429)	(22,231)	(7,543)
Financing activities	4,803	3,886	14,409	10,620
Net (decrease) increase in cash and cash equivalents	$(7,218)	$3,216	$(7,275)	$3,851

The three months ended September 30, 2015 versus the three months ended September 30, 2014

During the three months ended September 30, 2015 and 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $4.5 million and $4.7 million for the respective three months ended September 30, 2015 and 2014. In addition, during the current year period, the Company realized increased cash flow from its portfolio of operating lease contracts. During the third quarter of 2015, the Company also utilized borrowings under the credit facility totaling $1.6 million. There was no such borrowings during the prior year period.

During the same respective three-month periods, cash was primarily used for equipment purchases totaling $10.4 million and $409 thousand, payment of commissions and syndication costs associated with the offering totaling $669 thousand and $712 thousand, and payment of distributions to Members totaling $579 thousand and $149 thousand. In addition, during the current year period, the Company funded investments in notes receivable totaling $1.5 million.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $16.8 million and $12.7 million for the respective nine months ended September 30, 2015 and 2014. In addition, during the current year period, the Company realized increased cash flow from its portfolio of operating lease contracts. During the first nine months of 2015, the Company also utilized borrowings under the credit facility totaling $1.6 million. There was no such borrowings during the prior year period.

During the same respective nine-month periods, cash was primarily used for equipment purchases and note receivable advances totaling $22.1 million and $7.5 million, payment of commissions and syndication costs associated with the offering totaling $2.5 million and $1.9 million, and payment of distributions to Members totaling $1.4 million and $211 thousand.

Revolving credit facility

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The line was set at $75.0 million with an expiration date of June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the expiration date to June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $29.1 million, 0.06 to 1, and 2,099.72 to 1, respectively, as of September 30, 2015. As such, as of September 30, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2015 (in thousands):

Net loss – GAAP basis	$(314)
Interest expense	1
Depreciation and amortization	2,138
Amortization of initial direct costs	88
Unrealized gain on fair valuation of warrants	(53)
Principal payments received on notes receivable	240
EBITDA (for Credit Facility financial covenant calculation only)	$2,100
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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2015, and paid through September 30, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2015 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Aug 2015	Jan 2015 – Sept 2015	1,410		—		1,410		0.51	2,740,219
		$1,863		$—		$1,863		$1.02
Source of distributions
Lease and loan payments and sales proceeds received		$1,863	100.00%	$—	0.00%	$1,863	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$1,863	100.00%	$—	0.00%	$1,863	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 — November 30, 2014 and December 1, 2014 — August 31, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $10.4 million and $1.5 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in

August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
(4) The managing underwriter is ATEL Securities Corporation.
(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6) Aggregate amount and offering price of securities registered and sold as of September 30, 2015 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	3,725,369	$37,254

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
to affiliates of the issuer
		Direct or indirect payments to others	Total
Underwriting discounts and commissions	$745	$2,608	$3,353
Other syndication costs	—	2,237	2,237
Total expenses	$745	$4,845	$5,590

(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):	$ 31,664
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$520	$26,959	$27,479
Investment in notes receivable	13	480	493
Distributions paid and accrued	—	2,111	2,111
Other expenses	—	1,389	1,389
	$533	$30,939	$31,472

(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):	$ 192

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

Date: November 12, 2015

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