Form 10-K
period 2015-12-31
ATEL 16, LLC
filed 2016-03-30
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 4,307,636.

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014. The offering was terminated November 5, 2015.

Through December 31, 2015, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $119 thousand of such contributions (representing 12,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2015, a total of 4,307,636 Units were issued and outstanding.

The Fund, or Managing Member on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2015, the Company had purchased equipment for long-term operating leases totaling $32.4 million. The Company had also funded investments in notes receivable totaling $2.0 million through December 31, 2015.

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

During the years ended December 31, 2015 and 2014, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
AEP Generating Company	Coal terminal	26%	53%
Chiquita Brands, LLC	Containers	19%	*
Federal Express Corporation	Aviation	13%	*
Schenker Logistics, Inc.	Materials handling	*	30%
*	Less than 10%

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

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments as of the final commitment of net offering proceeds; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30 million); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2015 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Aviation	$8,013	24.74%
Containers	5,806	17.92%
Coal terminal	5,000	15.44%
Materials handling	3,787	11.69%
Mining	2,766	8.54%
Transportation, rail	2,294	7.08%
Transportation	1,858	5.74%
Manufacturing	1,243	3.84%
Contruction	799	2.47%
Other	826	2.54%
	$32,392	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Agriculture	$8,086	24.96%
Transportation	6,593	20.35%
Transportation, air	5,779	17.84%
Utilities	5,000	15.44%
Manufacturing	2,824	8.72%
Transportation, rail	1,612	4.98%
Constuction	1,580	4.88%
Other	918	2.83%
	$32,392	100.00%

From inception through December 31, 2015, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Containers	$16	$12	$1
	$16	$12	$1

For further information regarding the Company’s equipment lease portfolio as of December 31, 2015, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Note Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2015 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Research	$1,630	82.32%
Computers	350	17.68%
	$1,980	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$930	46.97%
Electrical	700	35.35%
Business services	237	11.97%
Computer engines	113	5.71%
	$1,980	100.00%

For further information regarding the Company’s notes receivable as of December 31, 2015, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 1,013 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2015. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities. The valuation of the Company’s warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s).

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2015 valuation date. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through December 31, 2015. The rate for monthly distributions from 2015 operations was $0.06 per Unit for the period from January through December 2015. Likewise, the rate for monthly distributions from 2014 operations was $0.06 per Unit for the period from April through December 2014. The rate for each of the quarterly distributions paid in 2015 and 2014 was $0.18 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2015, and paid through December 31, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the leases, loans and equity investments acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases, loans and investments acquired.

The following table summarizes distribution activity for the Fund from inception through December 31, 2015 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014
(Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
		$2,549		$—		$2,549		$1.20
Source of distributions
Lease and loan payments and sales proceeds received		$2,549	100.00%	$—	0.00%	$2,549	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$2,549	100.00%	$—	0.00%	$2,549	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014 and December 1, 2014 – November 30, 2015, respectively.

Use of Proceeds from Registered Securities

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1) Effective date of the offering: November 5, 2013; File Number: 333-188924
(2) Offering commenced: November 5, 2013
(3) The offering did not terminate before any securities were sold.
(4) The managing underwriter is ATEL Securities Corporation.
(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6) Aggregate amount and offering price of securities registered and sold as of December 31, 2015 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	4,307,636	$43,076

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$862	$3,015	$3,877
Other syndication costs	—	2,586	2,586
Total expenses	$862	$5,601	$6,463

(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):	$36,613
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten percent or more of any class of equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$659	$29,728	$30,387
Investment in notes receivable	13	1,980	1,993
Distributions paid and accrued	—	2,844	2,844
Other expenses	—	1,389	1,389
	$672	$35,941	$36,613
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014. The offering was terminated November 5, 2015.

Through December 31, 2015, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $119 thousand of such contributions (representing 12,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2015, a total of 4,307,636 Units were issued and outstanding.

Results of Operations

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2015	2014
Agriculture	25%	*
Transportation	20%	17%
Transportation, air	18%	*
Utilities	15%	63%
*	Less than 10%

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
AEP Generating Company	Coal terminal	26%	53%
Chiquita Brands, LLC	Containers	19%	*
Federal Express Corporation	Aviation	13%	*
Schenker Logistics, Inc.	Materials handling	*	30%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 18 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s leased property was acquired beginning in March 2014 through December 2015. The utilization percentage of existing assets under lease was 100% at both December 31, 2015 and 2014.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2015 versus 2014

The Company had net losses of $452 thousand and $364 thousand for the years ended December 31, 2015 and 2014, respectively. Results for 2015 reflect increases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2015 increased by $3.3 million as compared to prior year. The growth in revenues was primarily attributable to a $3.2 million increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $24.4 million since December 31, 2014. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for 2015 increased by $3.4 million as compared to prior year. Such increase was largely due to higher amounts of depreciation expense, cost reimbursements to affiliates, asset management fees to the Manager, acquisition expense, amortization of initial direct costs and bank charges offset, in part, by a decrease in outside services.

The increase in depreciation expense totaled $2.3 million and was largely due to the addition of approximately $24.4 million of net equipment purchases for operating leases during the past twelve months. Cost reimbursements to affiliates increased by $362 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations; and, asset management fees paid to the Manager increased by $240 thousand primarily due to the increase in managed assets and related rents. In addition, acquisition expense was higher by $233 thousand largely due to the increase in both lease asset acquisition and loan funding activities since December 31, 2014. Likewise, amortization of initial direct costs was higher by $87 thousand as a result of increased capitalized initial direct costs associated with equipment purchases and leases commenced since December 31, 2014; and, bank charges increased by $69 thousand due to fees paid relative to the Fund’s inclusion in a line of credit facility.

Partially offsetting the aforementioned increases in expenses was a decrease in outside services totaling $65 thousand. Such decrease was mainly due to lower business development costs incurred during the current year as the Fund wound down its offering. As previously mentioned, the offering was terminated on November 5, 2015.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $11.8 million and $9.3 million as of December 31, 2015 and 2014, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash provided by (used in):
Operating activities	$2,003	$720
Investing activities	(26,101)	(8,463)
Financing activities	26,599	17,004
Net increase in cash and cash equivalents	$2,501	$9,261

2015 versus 2014

During both 2015 and 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Net capital contributions totaled $22.5 million and $20.5 million during the respective years ended December 31, 2015 and 2014. In addition, during 2015, the Company utilized non-recourse debt and borrowings under the credit facility totaling a combined $11.2 million. There was no such borrowings during the prior year. Also during 2015, the Company realized increased cash flow from its portfolio of operating lease contracts.

During the same respective years, cash was primarily used to acquire lease assets and to fund investments in notes receivable totaling $26.0 million and $8.4 million, payment of commissions and syndication costs associated with the offering totaling $3.4 million and $3.1 million, and payment of distributions to Members totaling $2.1 million and $453 thousand.

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

During the third quarter of 2015, the Fund utilized borrowings under the Credit Facility and, at September 30, 2015, had borrowings of $1.6 million with an effective interest of 3.25%. Such balance outstanding was settled in full in November 2015. During 2015, the weighted average interest rate on borrowings was 3.29%. There were no borrowings outstanding prior to the third quarter of 2015.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit

Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2015, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $33.0 million, 0.29 to 1, and 157.84 to 1, respectively, as of December 31, 2015. As such, as of December 31, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2015 (in thousands):

Net loss – GAAP basis	$(452)
Interest expense	19
Depreciation and amortization	3,000
Amortization of initial direct costs	113
Unrealized gain on fair valuation of warrants	(42)
Principal payments received on notes receivable	361
EBITDA (for Credit Facility financial covenant calculation only)	$2,999

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

Non-Recourse Long-Term Debt

As of December 31, 2015, the Company had non-recourse long-term debt totaling $9.5 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made consistently through December 31, 2015. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling $6.3 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 18 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 16, LLC

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company” or the “Fund”) as of December 31, 2015 and 2014, and the related statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 16, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 29, 2016

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$11,763	$9,262
Accounts receivable, net	702	10
Notes receivable, net of unearned interest income of $243 at December 31, 2015 and $63 at December 31, 2014	1,521	374
Fair value of warrants	53	11
Investments in equipment and leases, net of accumulated depreciation of $3,680 at December 31, 2015 and $680 at December 31, 2014	29,222	7,485
Prepaid expenses and other assets	9	19
Total assets	$43,270	$17,161
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$5	$1
Affiliates	97	266
Accrued distributions to Other Members	295	122
Other	155	138
Non-recourse debt	9,537	—
Unearned operating lease income	226	116
Total liabilities	10,315	643
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	32,955	16,518
Total Members’ capital	32,955	16,518
Total liabilities and Members’ capital	$43,270	$17,161

See accompanying notes.

ATEL 16, LLC

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Leasing and lending activities:
Operating lease revenue	$4,031	$852
Notes receivable interest income	113	40
Loss on sales of lease assets and early termination of notes receivable	(3)	—
Unrealized gain on fair valuation of warrants	42	11
Interest income	1	—
Other	8	6
Total revenues	4,192	909
Expenses:
Depreciation of operating lease assets	3,000	680
Asset management fees to Managing Member	300	60
Acquisition expense	429	196
Cost reimbursements to Managing Member and/or affiliates	455	93
Amortization of initial direct costs	113	26
Interest expense	19	4
Professional fees	102	50
Outside services	39	104
Taxes on income and franchise fees	31	8
Bank charges	95	26
Other	61	26
Total expenses	4,644	1,273
Net loss	$(452)	$(364)
Net loss:
Managing Member	$—	$(1)
Other Members	(452)	(363)
	$(452)	$(364)
Net loss per Limited Liability Company Unit (Other Members)	$(0.14)	$(0.36)
Weighted average number of Units outstanding	3,247,399	1,001,451

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	50	$—	$1	$1
Capital contributions	2,053,365	20,534	—	20,534
Less selling commissions to affiliates	—	(1,846)	—	(1,846)
Syndication costs	—	(1,232)	—	(1,232)
Distributions to Other Members ($0.57 per Unit)	—	(575)	—	(575)
Net loss	—	(363)	(1)	(364)
Balance December 31, 2014	2,053,415	16,518	—	16,518
Capital contributions	2,266,221	22,662	—	22,662
Rescissions of Units	(12,000)	(119)	—	(119)
Less selling commissions to affiliates	—	(2,031)	—	(2,031)
Syndication costs	—	(1,354)	—	(1,354)
Distributions to Other Members ($0.70 per Unit)	—	(2,269)	—	(2,269)
Net loss	—	(452)	—	(452)
Balance December 31, 2015	4,307,636	$32,955	$—	$32,955

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
Operating activities:
Net loss	$(452)	$(364)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	3,000	680
Loss on sales of lease assets and early termination of notes receivable	3	—
Amortization of initial direct costs	113	26
Unrealized gain on fair valuation of warrants	(42)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(692)	(10)
Prepaid expenses and other assets	10	(19)
Accounts payable, Managing Member	4	1
Accounts payable, other	118	35
Accrued liabilities, affiliates	(169)	266
Unearned operating lease income	110	116
Net cash provided by operating activities	2,003	720
Investing activities:
Purchases of equipment on operating leases	(24,508)	(7,884)
Proceeds from sales of lease assets	12	—
Payments of initial direct costs	(466)	(206)
Note receivable advances	(1,500)	(480)
Principal payments received on notes receivable	361	107
Net cash used in investing activities	(26,101)	(8,463)
Financing activities:
Borrowings under acquisition facility	1,612	—
Repayments under acquisition facility	(1,612)	—
Borrowings under non-recourse debt	9,590	—
Repayments under non-recourse debt	(53)	—
Selling commissions to affiliates	(2,031)	(1,846)
Syndication costs paid to Managing Member and affiliates	(1,354)	(1,231)
Distributions to Other Members	(2,096)	(453)
Capital contributions	22,662	20,534
Rescissions of Units	(119)	—
Net cash provided by financing activities	26,599	17,004
Net increase in cash and cash equivalents	2,501	9,261
Cash and cash equivalents at beginning of year	9,262	1
Cash and cash equivalents at end of year	$11,763	$9,262
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11	$4
Cash paid during the year for taxes	$7	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$295	$122
Purchases of equipment on operating leases, included in accounts payable, other	$—	$101

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014. The offering was terminated November 5, 2015.

Through December 31, 2015, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $119 thousand of such contributions (representing 12,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2015, a total of 4,307,636 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of operations as of December 31, 2015, and statements of changes in members’ capital, and cash flows for the years ended December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 18 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2015 and 2014 and long-lived assets as of December 31, 2015 and 2014 (dollars in thousands):

	For the year ended December 31,
	2015	% of Total	2014	% of Total
Revenue
United States	$3,408	81%	$909	100%
Costa Rica	784	19%	—	0%
Total International	784	19%	—	0%
Total	$4,192	100%	$909	100%

	As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$23,978	82%	$7,485	100%
Costa Rica	5,244	18%	—	0%
Total International	5,244	18%	—	0%
Total	$29,222	100%	$7,485	100%

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company received its first warrants during the second quarter of 2014. During 2015 and 2014, the Company recorded unrealized gains of $42 thousand and $11 thousand, respectively, on fair valuation of its warrants. The unrealized gains recorded during 2015 increased the estimated fair value of the Company’s portfolio of warrants to $53 thousand at December 31, 2015 from $11 thousand at December 31, 2014. There have been no exercises of warrants, net or otherwise, through December 31, 2015.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

ended December 31, 2015 and 2014, the related provision for state income taxes was $31 thousand and $8 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$32,955	$16,518
Tax basis of net assets (unaudited)	36,899	19,610
Difference	$(3,944)	$(3,092)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net loss per financial statements	$(452)	$(364)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,819)	(203)
Adjustments to revenues	67	116
Adjustments to gain on sales of assets	3	—
Other	42	(20)
Loss per federal tax return (unaudited)	$(3,159)	$(471)

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

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2015	2014
Agriculture	25%	*
Transportation	20%	17%
Transportation, air	18%	*
Utilities	15%	63%
*	Less than 10%

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2015	2014
AEP Generating Company	Coal terminal	26%	53%
Chiquita Brands, LLC	Containers	19%	*
Federal Express Corporation	Aviation	13%	*
Schenker Logistics, Inc.	Materials handling	*	30%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2018. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2015 or 2014.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2015, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2016	$832
2017	701
2018	222
1,755
Less: portion representing unearned interest income	(243)
1,512
Unamortized initial direct costs	9
Notes receivable, net	$1,521

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
IDC amortization – notes receivable	$3	$1
IDC amortization – lease assets	110	25
Total	$113	$26

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance December 31, 2015
Net investment in operating leases	$7,305	$24,391	$(3,000)	$28,696
Initial direct costs, net of accumulated amortization of $134 at December 31, 2015 and $25 at December 31, 2014	180	455	(109)	526
Total	$7,485	$24,846	$(3,109)	$29,222

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

As a result of these reviews, management determined that no impairment losses existed during the respective years ended December 31, 2015 and 2014.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $3.0 million and $680 thousand for the years ended December 31, 2015 and 2014, respectively. IDC amortization expense related to the Company’s operating leases totaled $110 thousand and $25 thousand for the years ended December 31, 2015 and 2014, respectively.

All of the Company’s leased property was acquired beginning in March 2014 through December 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Dispositions	Balance December 31, 2015
Aviation	$181	$7,832	$—	$8,013
Containers	—	5,806	(16)	5,790
Coal terminal	5,000	—	—	5,000
Materials handling	2,023	1,764	—	3,787
Mining	—	2,766	—	2,766
Transportation, rail	—	2,294	—	2,294
Transportation, other	524	1,334	—	1,858
Manufacturing	—	1,243	—	1,243
Construction	—	799	—	799
Other	257	569	—	826
	7,985	24,407	(16)	32,376
Less accumulated depreciation	(680)	(3,000)	—	(3,680)
Total	$7,305	$21,407	$(16)	$28,696

The average estimated residual value for assets on operating leases was 41% and 59% of the assets’ original cost at December 31, 2015 and 2014, respectively. There were no operating leases in non-accrual status as of December 31, 2015 and 2014.

As of December 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2016	$5,579
2017	5,245
2018	4,846
2019	2,282
2020	1,043
Thereafter	1,178
$20,173

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Containers	15 – 20
Aviation	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related Party Transactions: - (continued)

For the years ended December 31, 2015 and 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2015	2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$2,031	$1,846
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	1,354	1,232
Administrative costs reimbursed to Managing Member and/or affiliates	455	93
Asset management fees to Managing Member	300	60
Acquisition and initial direct costs paid to Managing Member	869	402
	$5,009	$3,633

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $3.4 million and $3.1 million for the respective years ended December 31, 2015 and 2014.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2015, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse Debt:

At December 31, 2015, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 3.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $10.2 million over the remaining lease terms; and the carrying value of the pledged assets is $10.9 million. The notes mature from 2017 through 2022.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse Debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2016	$2,666	$155	$2,821
2017	2,364	196	2,560
2018	2,266	135	2,401
2019	669	75	744
2020	533	53	586
Thereafter	1,039	49	1,088
	$9,537	$663	$10,200

9. Borrowing facilities:

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

As of December 31, 2015 and 2014, borrowings under the Credit Facility were as follows (in thousands):

	2015	2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,090)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,910	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $33.0 million, 0.29 to 1, and 157.84 to 1, respectively, as of December 31, 2015. As such, as of December 31, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. During the third quarter of 2015, the Fund utilized borrowings under the Credit Facility and, at September 30, 2015, had borrowings of $1.6 million with an effective interest of 3.25%. Such balance outstanding was settled in full in November 2015. During 2015, the weighted average interest rate on borrowings was 3.29%. There were no borrowings outstanding prior to the third quarter of 2015.

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

As of December 31, 2015, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2015 and 2014.

10. Commitments:

At December 31, 2015, there were commitments to purchase lease assets and fund investments in notes receivable totaling $6.3 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

11. Guarantees:

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ Capital:

A total of 4,307,636 and 2,053,415 Units were issued and outstanding as of December 31, 2015 and December 31, 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Distributions	$2,269	$575
Weighted average number of Units outstanding	3,247,399	1,001,451
Weighted average distributions per Unit	$0.70	$0.57

13. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At December 31, 2015 and 2014, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The Company received its first warrants during the second quarter of 2014. As of December 31, 2015 and 2014, the calculated fair value of the Fund’s warrant portfolio approximated $53 thousand and $11 thousand respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$11
Unrealized gain on warrants, net recorded during the year	42
Balance at December 31, 2015	$53

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy as of December 31, 2015 and 2014:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.70
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.32 – 9.66
			Risk-free interest rate	2.17% – 2.25%
			Annualized volatility	100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.00 – $2.31
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	9.32 – 9.35
			Risk-free interest rate	2.13%
			Annualized volatility	100.00%

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

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

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$11,763	$11,763	$—	$—	$11,763
Notes receivable, net	1,521	—	—	1,521	1,521
Fair value of warrants	53	—	—	53	53
Financial liabilities:
Non-recourse debt	9,537	—	—	9,530	9,530

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,262	$9,262	$—	$—	$9,262
Notes receivable, net	374	—	—	374	374
Fair value of warrants	11	—	—	11	11

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiay of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services will be performed by ALC; investor relations and communications services, and general administrative services will be performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performs distribution services in connection with the Company’s public offering of its Units.

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

Dean L. Cash, age 65, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2015, $3.9 million of such commissions had either been accrued or paid to ASC. Of that amount, $2.6 million has been re-allowed to other broker/dealers.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0012%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Commitments and Related Party Transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2015 and 2014, the Company incurred audit fees with its principal auditors totaling $79 thousand and $40 thousand, respectively. Such audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.