Form 10-Q
period 2016-03-31
ATEL 16, LLC
filed 2016-05-16
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

The number of Limited Liability Company Units outstanding as of April 30, 2016 was 4,305,636.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015
(In Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,095	$11,763
Accounts receivable, net	1,183	702
Notes receivable, net of unearned interest income of $193 at March 31, 2016 and $243 at December 31, 2015	1,358	1,521
Investment in securities	33	—
Fair value of warrants	55	53
Investments in equipment and leases, net of accumulated depreciation of $4,932 at March 31, 2016 and $3,680 at December 31, 2015	28,238	29,222
Prepaid expenses and other assets	105	9
Total assets	$42,067	$43,270
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$5
Affiliates	131	97
Accrued distributions to Other Members	295	295
Other	214	155
Non-recourse debt	9,126	9,537
Unearned operating lease income	374	226
Total liabilities	10,140	10,315
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	31,927	32,955
Total Members’ capital	31,927	32,955
Total liabilities and Members’ capital	$42,067	$43,270

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,559	$552
Notes receivable interest income	50	13
Loss on sales of lease assets and early termination of notes receivable	(3)	—
Unrealized gains on fair valuation of warrants	2	—
Other	1	—
Total revenues	1,609	565
Expenses:
Depreciation of operating lease assets	1,253	397
Asset management fees to Managing Member	151	36
Acquisition expense	89	(3)
Cost reimbursements to Managing Member and/or affiliates	147	66
Provision for credit losses	—	2
Amortization of initial direct costs	44	20
Interest expense	68	—
Professional fees	59	34
Outside services	19	19
Taxes on income and franchise fees	8	7
Bank charges	32	22
Other	13	12
Total expenses	1,883	612
Net loss	$(274)	$(47)
Net loss:
Managing Member	$—	$—
Other Members	(274)	(47)
	$(274)	$(47)
Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.02)
Weighted average number of Units outstanding	4,307,636	2,325,877

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2014	2,053,415	$16,518	$—	$16,518
Capital contributions	2,266,221	22,662	—	22,662
Rescissions of Units	(12,000)	(119)	—	(119)
Less selling commissions to affiliates	—	(2,031)	—	(2,031)
Syndication costs	—	(1,354)	—	(1,354)
Distributions to Other Members ($0.70 per Unit)	—	(2,269)	—	(2,269)
Net loss	—	(452)	—	(452)
Balance December 31, 2015	4,307,636	32,955	—	32,955
Distributions to Other Members ($0.18 per Unit)	—	(754)	—	(754)
Net loss	—	(274)	—	(274)
Balance March 31, 2016 (Unaudited)	4,307,636	$31,927	$—	$31,927

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(274)	$(47)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	1,253	397
Loss on sales of lease assets and early termination of notes receivable	3	—
Amortization of initial direct costs	44	20
Provision for credit losses	—	2
Unrealized gains on fair valuation of warrants	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(481)	(120)
Prepaid expenses and other assets	(96)	(14)
Accounts payable, Managing Member	(5)	8
Accounts payable, other	59	1
Accrued liabilities, affiliates	34	(151)
Unearned operating lease income	148	277
Net cash provided by operating activities	683	373
Investing activities:
Purchases of equipment on operating leases	(277)	(7,748)
Purchase of securities	(33)	—
Proceeds from sales of lease assets	12	—
Payments of initial direct costs	(49)	(92)
Principal payments received on notes receivable	161	37
Net cash used in investing activities	(186)	(7,803)
Financing activities:
Repayments under non-recourse debt	(411)	—
Selling commissions to affiliates	—	(570)
Syndication costs paid to Managing Member and affiliates	—	(380)
Distributions to Other Members	(754)	(356)
Capital contributions	—	6,304
Rescissions of Units	—	(20)
Net cash (used in) provided by financing activities	(1,165)	4,978
Net decrease in cash and cash equivalents	(668)	(2,452)
Cash and cash equivalents at beginning of period	11,763	9,262
Cash and cash equivalents at end of period	$11,095	$6,810
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$29	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$295	$173
Syndication and organizational costs payable to affiliated company	$—	$(4)
Purchases of equipment on operating leases, included in accounts payable, other	$—	$95

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of November 5, 2013. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150.0 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014. The offering was terminated on November 5, 2015.

Through March 31, 2016, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $119 thousand of such contributions (representing 12,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2016, a total of 4,307,636 Units were issued and outstanding. Subsequently, an additional 2,000 Units were repurchased in April 2016.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters: - (continued)

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company made its initial investment in purchased securities during the first quarter of 2016. As of March 31, 2016, purchased securities totaled $33 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2016, the Company recorded unrealized gains of $2 thousand on fair valuation of its warrants. There were no unrealized gains or losses recorded on the fair valuation of

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

warrants during the prior year period. As of March 31, 2016 and December 31, 2015, the estimated fair value of the Fund’s portfolio of warrants amounted to $55 thousand and $53 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three months ended March 31, 2016 and 2015.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2016 and 2015 and long-lived tangible assets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	For The Three Months Ended March 31,
	2016	% of Total	2015	% of Total
Revenue
United States	$1,376	86%	$565	100%
Costa Rica	233	14%	—	0%
Total International	233	14%	—	0%
Total	$1,609	100%	$565	100%

	As of March 31,		As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$23,172	82%	$23,978	82%
Costa Rica	5,066	18%	5,244	18%
Total International	5,066	18%	5,244	18%
Total	$28,238	100%	$29,222	100%

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three months ended March 31, 2016 and 2015 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2018. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2016 and December 31, 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2016, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2016	$621
Year ending December 31, 2017	701
2018	222
1,544
Less: portion representing unearned interest income	(193)
1,351
Unamortized initial direct costs	7
Notes receivable, net	$1,358

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
IDC amortization – notes receivable	$2	$—
IDC amortization – lease assets	42	20
Total	$44	$20

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance March 31, 2016
Net investment in operating leases	$28,696	$262	$(1,253)	$27,705
Initial direct costs, net of accumulated amortization of $177 at March 31, 2016 and $134 at December 31, 2015	526	49	(42)	533
Total	$29,222	$311	$(1,295)	$28,238

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three months ended March 31, 2016 and 2015.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.3 million and $397 thousand for the respective three months ended March 31, 2016 and 2015. IDC amortization expense related to the Company’s operating leases totaled $42 thousand and $20 thousand for the respective three months ended March 31, 2016 and 2015.

All of the Company’s leased property was acquired in the years beginning from 2014 through 2016.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Dispositions	Balance March 31, 2016
Aviation	$8,013	$—	$—	$8,013
Containers	5,790	—	(16)	5,774
Coal terminal	5,000	—	—	5,000
Materials handling	3,787	277	—	4,064
Mining	2,766	—	—	2,766
Transportation, rail	2,294	—	—	2,294
Transportation, other	1,858	—	—	1,858
Manufacturing	1,243	—	—	1,243
Construction	799	—	—	799
Other	826	—	—	826
	32,376	277	(16)	32,637
Less accumulated depreciation	(3,680)	(1,253)	1	(4,932)
Total	$28,696	$(976)	$(15)	$27,705

The average estimated residual value for assets on operating leases was 29% and 41% of the assets’ original cost at March 31, 2016 and December 31, 2015, respectively. The decrease was primarily the result of a renewal of an 18-month lease over a seven-year period. There were no operating leases in non-accrual status at March 31, 2016 and December 31, 2015.

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2016	$4,912
Year ending December 31, 2017	5,861
2018	5,462
2019	2,825
2020	1,587
2021	1,135
Thereafter	1,129
$22,911

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Aviation	15 – 20
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related Party Transactions: - (continued)

During the three months ended March 31, 2016 and 2015, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$568
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	378
Administrative costs reimbursed to Managing Member and/or affiliates	147	66
Asset management fees to Managing Member	151	36
Acquisition and initial direct costs paid to Managing Member	138	89
	$436	$1,137

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs recorded during the three months ended March 31, 2016 as such efforts and related costs ceased upon the termination of the Fund’s offering on November 5, 2015. Syndication costs totaled $946 thousand for the three months ended March 31, 2015.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2016 and December 31, 2015, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

7. Non-recourse debt:

At March 31, 2016, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 3.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2016, gross operating lease rentals totaled approximately $9.7 million over the remaining lease terms; and the carrying value of the pledged assets is $10.3 million. The notes mature from 2017 through 2022.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2016	$2,255	$126	$2,381
Year ending December 31, 2017	2,364	196	2,560
2018	2,266	135	2,401
2019	669	75	744
2020	533	53	586
2021	510	34	544
Thereafter	529	15	544
	$9,126	$634	$9,760

8. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2016 and December 31, 2015, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2016	December 31, 2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,075)	(1,090)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,925	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $31.9 million, 0.29 to 1, and 44.14 to 1, respectively, as of March 31, 2016. As such, as of March 31, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2016 and December 31, 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Commitments:

At March 31, 2016, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7.0 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

11. Members’ Capital:

A total of 4,307,636 Units were issued and outstanding at both March 31, 2016 and December 31, 2015, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ Capital: - (continued)

Distributions to the Other Members for the three months ended March 31, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2016	2015
Distributions	$754	$407
Weighted average number of Units outstanding	4,307,636	2,325,877
Weighted average distributions per Unit	$0.18	$0.17

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

At March 31, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $55 thousand and $53 thousand at March 31, 2016 and December 31, 2015, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2015	$53
Unrealized gain on warrants, net recorded during the period	2
Balance at March 31, 2016	$55

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2016 and December 31, 2015:

March 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.68
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.07 – 9.41
			Risk-free interest rate	1.63% – 1.73%
			Annualized volatility	100.00%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.70
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.32 – 9.66
			Risk-free interest rate	2.17% – 2.25%
			Annualized volatility	100.00%

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$11,095	$11,095	$—	$—	$11,095
Notes receivable, net	1,358	—	—	1,358	1,358
Investment in securities	33	—	—	33	33
Fair value of warrants	55	—	—	55	55
Financial liabilities:
Non-recourse debt	9,126	—	—	9,251	9,251

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150.0 million. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on June 19, 2014. The offering was terminated on November 5, 2015.

Through March 31, 2016, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $119 thousand of such contributions (representing 12,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2016, a total of 4,307,636 Units were issued and outstanding. Subsequently, an additional 2,000 Units were repurchased in April 2016.

Results of Operations

The three months ended March 31, 2016 versus the three months ended March 31, 2015

The Company had net losses of $274 thousand and $47 thousand for the three months ended March 31, 2016 and 2015, respectively. Results for the first quarter of 2016 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2016 increased by $1.0 million as compared to the prior year period. Such growth in revenues was substantially due to an increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $16.9 million since March 31, 2015.

Expenses

Total expenses for the first quarter of 2016 increased by $1.3 million as compared to the prior year period. Such increase was primarily attributable to higher amounts of depreciation expense, asset management fees to Managing Member, acquisition expense, cost reimbursements to affiliates, and interest expense.

The increase in depreciation expense totaled $856 thousand and was largely due to the addition of $16.9 million of net equipment purchases for operating leases during the past twelve months. Asset management fees paid to the Manager increased by $115 thousand primarily due to the increase in managed assets; while acquisition expense was higher by $92 thousand largely due to the increase in both lease asset acquisition and loan funding activities since March 31, 2015.

Moreover cost reimbursements to affiliates increased by $81 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations; and interest expense increased by $68 thousand due to the $9.1 million of non-recourse debt added subsequent to March 31, 2015.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $11.1 million and $11.8 million as of March 31, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$683	$373
Investing activities	(186)	(7,803)
Financing activities	(1,165)	4,978
Net decrease in cash and cash equivalents	$(668)	$(2,452)

The three months ended March 31, 2016 versus the three months ended March 31, 2015

During the three months ended March 31, 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and its investments in notes receivable. In addition, the Company realized $12 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable.

The main uses of cash during the same three-month period was to pay distributions, pay down non-recourse debt and purchase lease equipment totaling $754 thousand, $411 thousand and $277 thousand, respectively.

During the prior year period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $6.3 million. As an additional source, the Company began to realize increased cash flow from its investments in lease assets and notes receivable.

The main use of cash during the prior year period was to acquire lease assets totaling $7.7 million. Cash was also used to pay commissions and syndication costs of $570 thousand and $380 thousand, respectively, and to pay distributions totaling $356 thousand.

Revolving credit facility

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2016, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $31.9 million, 0.29 to 1, and 44.14 to 1, respectively, as of March 31, 2016. As such, as of March 31, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2016 (in thousands):

Net loss – GAAP basis	$(679)
Interest expense	87
Depreciation and amortization	3,856
Amortization of initial direct costs	137
Provision for doubtful accounts	(2)
Unrealized gain on fair valuation of warrants	(44)
Principal payments received on notes receivable	485
EBITDA (for Credit Facility financial covenant calculation only)	$3,840
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

Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had non-recourse long-term debt totaling $9.1 million and $9.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2015, and paid through March 31, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Feb 2016	Jan 2016 – Mar 2016	754		—		754		0.18	4,307,636
		$3,303		$—		$3,303		$1.38
Source of distributions
Lease and loan payments and sales proceeds received		$3,303	100.00%	$—	0.00%	$3,303	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$3,303	100.00%	$—	0.00%	$3,303	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 — November 30, 2014, December 1, 2014 — November 30, 2015 and December 31, 2015 — February 29, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2016, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7.0 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies since December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to NASD Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL 16, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL 16, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-Q has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2015.

ATEL 16, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2015, the disclosure is made in this quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values will be accomplished and included in the Fund’s annual Form 10-K filing for each year.

Specifics Underlying Valuation Methodology:
Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund
•	carried interest applicable for the Fund
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 155%, based on ATEL’s historical track record as of December 31, 2015. In addition, an annual inflation rate of 1.50% has been assumed.

For Off-Lease: A realized residual of 100% of the book value for off-lease assets has been assumed.

Special Situation Leases: The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Marketable Securities: The estimated values for Marketable Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Syndication Costs: Syndication costs for the Fund have been added to the value, estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
G.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.
H.	Unfunded commitments: As of December 31, 2015, ATEL 16 had $8 million of unfunded commitments as reported on the 10-K. Therefore, $8 million of the cash in ATEL 16 is assumed to be invested in equipment leases assuming an average 60 month term, 1.40% monthly lease rate factor and 40% book residual. Realized residual is based on the same macro lease assumption as listed above.

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2015 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $9.21. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets, (3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

Date: May 16, 2016

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