Form 10-Q
period 2016-06-30
ATEL 16, LLC
filed 2016-08-12
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 4,305,636.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015
(In Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,479	$11,763
Accounts receivable, net	376	702
Notes receivable, net	1,190	1,521
Investment in securities	67	—
Fair value of warrants	54	53
Investments in equipment and leases, net	30,184	29,222
Prepaid expenses and other assets	209	9
Total assets	$39,559	$43,270
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$6	$5
Affiliates	138	97
Accrued distributions to Other Members	295	295
Other	241	155
Non-recourse debt	7,402	9,537
Unearned operating lease income	573	226
Total liabilities	8,655	10,315
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	30,904	32,955
Total Members’ capital	30,904	32,955
Total liabilities and Members’ capital	$39,559	$43,270

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,559	$821	$3,118	$1,373
Notes receivable interest income	44	11	94	24
Gain (loss) on sales of lease assets and early termination of notes receivable	2	(3)	(1)	(3)
Unrealized (loss) gain on fair valuation of warrants	(1)	3	1	3
Other	1	—	2	—
Total revenues	1,605	832	3,214	1,397
Expenses:
Depreciation of operating lease assets	1,264	619	2,517	1,016
Asset management fees to Managing Member	158	55	309	91
Acquisition expense	95	42	184	39
Cost reimbursements to Managing Member and/or affiliates	152	107	299	173
Provision for credit losses	6	—	6	2
Amortization of initial direct costs	43	23	87	43
Interest expense	61	—	129	—
Professional fees	22	16	81	50
Outside services	14	(16)	33	3
Taxes on income and franchise fees	8	10	16	17
Bank charges	25	26	57	48
Other	11	14	24	26
Total expenses	1,859	896	3,742	1,508
Net loss	$(254)	$(64)	$(528)	$(111)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(254)	(64)	(528)	(111)
	$(254)	$(64)	$(528)	$(111)
Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.02)	$(0.12)	$(0.04)
Weighted average number of Units outstanding	4,306,163	2,986,563	4,306,900	2,658,045

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2016
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2014	2,053,415	$16,518	$—	$16,518
Capital contributions	2,266,221	22,662	—	22,662
Rescissions of Units	(12,000)	(119)	—	(119)
Less selling commissions to affiliates	—	(2,031)	—	(2,031)
Syndication costs	—	(1,354)	—	(1,354)
Distributions to Other Members ($0.70 per Unit)	—	(2,269)	—	(2,269)
Net loss	—	(452)	—	(452)
Balance December 31, 2015	4,307,636	32,955	—	32,955
Rescissions of Units	(2,000)	(16)	—	(16)
Distributions to Other Members ($0.35 per Unit)	—	(1,507)	—	(1,507)
Net loss	—	(528)	—	(528)
Balance June 30, 2016 (Unaudited)	4,305,636	$30,904	$—	$30,904

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating activities:
Net loss	$(254)	$(64)	$(528)	$(111)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	1,264	619	2,517	1,016
(Gain) loss on sales of lease assets and early termination of notes receivable	(2)	3	1	3
Amortization of initial direct costs	43	23	87	43
Provision for credit losses	6	—	6	2
Unrealized loss (gain) on fair valuation of warrants	1	(3)	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable	801	13	320	(107)
Prepaid expenses and other assets	(104)	2	(200)	(12)
Accounts payable, Managing Member	6	(5)	1	3
Accounts payable, other	27	22	86	23
Accrued liabilities, affiliates	7	(97)	41	(248)
Unearned operating lease income	199	(242)	347	35
Net cash provided by operating activities	1,994	271	2,677	644
Investing activities:
Purchases of equipment on operating leases	(3,288)	(2,471)	(3,565)	(10,219)
Purchase of securities	(34)	—	(67)	—
Proceeds from sales of lease assets	38	12	50	12
Payments of initial direct costs	—	(82)	(49)	(174)
Principal payments received on notes receivable	167	37	328	74
Net cash used in investing activities	(3,117)	(2,504)	(3,303)	(10,307)
Financing activities:
Repayments under non-recourse debt	(1,724)	—	(2,135)	—
Selling commissions to affiliates	—	(537)	—	(1,107)
Syndication costs paid to Managing Member and affiliates	—	(358)	—	(738)
Distributions to Other Members	(753)	(475)	(1,507)	(831)
Capital contributions	—	5,998	—	12,302
Rescissions of Units	(16)	—	(16)	(20)
Net cash (used in) provided by financing activities	(2,493)	4,628	(3,658)	9,606
Net (decrease) increase in cash and cash equivalents	(3,616)	2,395	(4,284)	(57)
Cash and cash equivalents at beginning of period	11,095	6,810	11,763	9,262
Cash and cash equivalents at end of period	$7,479	$9,205	$7,479	$9,205
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$51	$—	$80	$—
Cash paid during the period for taxes	$28	$7	$28	$7
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$295	$220	$295	$220

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

Through June 30, 2016, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $135 thousand of such contributions (representing 14,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2016, a total of 4,305,636 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and six months ended June 30, 2016 and 2015 and long-lived tangible assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	For The Six Months Ended June 30,
	2016	% of Total	2015	% of Total
Revenue
United States	$2,749	86%	$1,084	78%
Costa Rica	465	14%	313	22%
Total International	465	14%	313	22%
Total	$3,214	100%	$1,397	100%

	As of June 30,		As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$25,295	84%	$23,978	82%
Costa Rica	4,889	16%	5,244	18%
Total International	4,889	16%	5,244	18%
Total	$30,184	100%	$29,222	100%

Accounts receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Financing receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company made its initial investment in purchased securities during the first quarter of 2016. As of June 30, 2016, purchased securities totaled $67 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and six months ended June 30, 2016, the Company recorded unrealized losses of $1 thousand and unrealized gains of $1 thousand on fair valuation of its warrants. By comparison, unrealized gains totaling $3 thousand was recorded for both the three and six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, the estimated fair value of the Fund’s portfolio of warrants amounted to $54 thousand and $53 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2016 and 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Fair Value:

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three and six months ended June 30, 2016 and 2015 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of the new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2018. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2016	$411
Year ending December 31, 2017	701
2018	222
1,334
Less: portion representing unearned interest income	(149)
1,185
Unamortized initial direct costs	5
Notes receivable, net	$1,190

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
IDC amortization – notes receivable	$1	$1	$3	$1
IDC amortization – lease assets	42	22	84	42
Total	$43	$23	$87	$43

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total
Balance December 31, 2015	$—	$—	$—
Provision for credit losses	6	—	6
Balance June 30, 2016	$6	$—	$6

As of June 30, 2016, all of the Company’s allowance for credit losses was related to delinquent operating lease receivables.

The Company had no financing receivables on non-accrual or impaired status at both June 30, 2016 and December 31, 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance June 30, 2016
Net investment in operating leases	$28,696	$3,514	$(2,517)	$29,693
Initial direct costs, net of accumulated amortization of $218 at June 30, 2016 and $134 at December 31, 2015	526	49	(84)	491
Total	$29,222	$3,563	$(2,601)	$30,184

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three and six months ended June 30, 2016 and 2015.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.3 million and $619 thousand for the respective three months ended June 30, 2016 and 2015, and $2.5 million and $1.0 million for the respective six months ended June 30, 2016 and 2015.

IDC amortization expense related to the Company’s operating leases totaled $43 thousand and $23 thousand for the respective three months ended June 30, 2016 and 2015, and $87 thousand and $43 for the respective six months ended June 30, 2016 and 2015.

All of the Company’s leased property was acquired in the years beginning from 2014 through 2016.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Dispositions	Balance June 30, 2016
Aviation	$8,013	$—	$—	$8,013
Containers	5,790	997	(32)	6,755
Coal terminal	5,000	—	—	5,000
Materials handling	3,787	277	—	4,064
Mining	2,766	—	—	2,766
Transportation, rail	2,294	—	—	2,294
Marine vessels	—	2,291	—	2,291
Transportation, other	1,858	—	—	1,858
Manufacturing	1,243	—	—	1,243
Construction	799	—	(28)	771
Other	826	—	—	826
	32,376	3,565	(60)	35,881
Less accumulated depreciation	(3,680)	(2,517)	9	(6,188)
Total	$28,696	$1,048	$(51)	$29,693

The average estimated residual value for assets on operating leases was 32% and 41% of the assets’ original cost at June 30, 2016 and December 31, 2015, respectively. The decrease was primarily the result of a renewal of an 18-month lease over a seven-year period. There were no operating leases in non-accrual status at June 30, 2016 and December 31, 2015.

At June 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2016	$2,540
Year ending December 31, 2017	6,354
2018	5,955
2019	3,322
2020	2,054
2021	1,220
Thereafter	1,128
$22,573

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	15 – 20
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related Party Transactions: - (continued)

During the three and six months ended June 30, 2016 and 2015, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$539	$—	$1,107
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	360	—	738
Administrative costs reimbursed to Managing Member and/or affiliates	152	107	299	173
Asset management fees to Managing Member	158	55	309	91
Acquisition and initial direct costs paid to Managing Member	95	112	233	201
	$405	$1,173	$841	$2,310

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs recorded during the three and six months ended June 30, 2016 as such efforts and related costs ceased upon the termination of the Fund’s offering on November 5, 2015. Syndication costs totaled $899 thousand and $1.8 million for the three and six months ended June 30, 2015, respectively.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2016 and December 31, 2015, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At June 30, 2016, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 3.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2016, gross operating lease rentals totaled approximately $8.0 million over the remaining lease terms; and the carrying value of the pledged assets is $9.7 million. The notes mature from 2017 through 2022.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Non-recourse debt: - (continued)

Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2016	$531	$75	$606
Year ending December 31, 2017	2,364	196	2,560
2018	2,266	135	2,401
2019	669	75	744
2020	533	53	586
2021	510	34	544
Thereafter	529	15	544
	$7,402	$583	$7,985

9. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of June 30, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of June 30, 2016 and December 31, 2015, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2016	December 31, 2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(13,837)	(1,090)
Total remaining available under the working capital, acquisition and warehouse facilities	$61,163	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $30.9 million, 0.24 to 1, and 30.57 to 1, respectively, as of June 30, 2016. As such, as of June 30, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2016 and December 31, 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At June 30, 2016, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7.0 million and $5.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

11. Members’ Capital:

Units issued and outstanding totaled 4,305,636 and 4,307,636 Units at June 30, 2016 and December 31, 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions	$753	$522	$1,507	$929
Weighted average number of Units outstanding	4,306,163	2,986,563	4,306,900	2,658,045
Weighted average distributions per Unit	$0.17	$0.17	$0.35	$0.35

12. Fair value measurements:

At June 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $54 thousand and $53 thousand at June 30, 2016 and December 31, 2015, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$55	$11	$53	$11
Unrealized (loss) gain on fair valuation of warrants	(1)	3	1	3
Fair value of warrants at end of period	$54	$14	$54	$14

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2016 and December 31, 2015:

June 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.68
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	7.82 – 9.16
			Risk-free interest rate	1.35% – 1.43%
			Annualized volatility	100.00%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.70
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.32 – 9.66
			Risk-free interest rate	2.17% – 2.25%
			Annualized volatility	100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,479	$7,479	$—	$—	$7,479
Notes receivable, net	1,190	—	—	1,190	1,190
Investment in securities	67	—	—	67	67
Fair value of warrants	54	—	—	54	54
Financial liabilities:
Non-recourse debt	7,402	—	—	7,567	7,567

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$11,763	$11,763	$—	$—	$11,763
Notes receivable, net	1,521	—	—	1,521	1,521
Fair value of warrants	53	—	—	53	53
Financial liabilities:
Non-recourse debt	9,537	—	—	9,530	9,530

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

Through June 30, 2016, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $135 thousand of such contributions (representing 14,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2016, a total of 4,305,636 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2016 versus the three months ended June 30, 2015

The Company had net losses of $254 thousand and $64 thousand for the three months ended June 30, 2016 and 2015, respectively. Results for the second quarter of 2016 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 increased by $773 thousand as compared to the prior year period. Such growth in revenues was primarily due to the $738 thousand increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $17.9 million since June 30, 2015. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for the second quarter of 2016 increased by $963 thousand as compared to the prior year period. Such increase was primarily attributable to higher amounts of depreciation expense, asset management fees to Managing Member, interest and acquisition expenses, and cost reimbursements to affiliates.

The increase in depreciation expense totaled $645 thousand and was largely due to the addition of $17.9 million of net equipment purchases for operating leases during the past twelve months. Asset management fees paid to the Manager increased by $103 thousand primarily due to the increase in managed assets; while interest expense increased by $61 thousand due to the $9.6 million of non-recourse debt added subsequent to June 30, 2015.

Moreover, acquisition expense was higher by $53 thousand largely due to the increase in both lease asset acquisition and loan funding activities since June 30, 2015; and, cost reimbursements to affiliates increased by $45 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

The Company had net losses of $528 thousand and $111 thousand for the six months ended June 30, 2016 and 2015, respectively. Results for the first half of 2016 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2016 increased by $1.8 million as compared to the prior year period. The growth in revenues was primarily attributable to a $1.7 million increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $17.9 million since June 30, 2015. In addition, the Fund realized a full six months of revenues on approximately $2.4 million of equipment deployed during the second quarter of 2015.

Expenses

Total expenses for the first half of 2016 increased by $2.2 million as compared to the prior year period. The increase in expenses was primarily attributable to increases in depreciation expense, asset management fees to Managing Member, acquisition and interest expenses, and cost reimbursements to affiliates.

The increase in depreciation expense totaled $1.5 million and was largely due to the addition of approximately $17.9 million of net equipment purchases for operating leases since June 30, 2015. Asset management fees paid to the Manager increased by $218 thousand primarily due to the increase in managed assets; and, acquisition expense was higher by $145 thousand resulting from the increase in both lease asset acquisition and loan funding activities since June 30, 2015.

Moreover, interest expense increased by $129 thousand due to the $9.6 million of non-recourse debt added subsequent to June 30, 2015; and, cost reimbursements to affiliates increased by $126 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $7.5 million and $11.8 million as of June 30, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$1,994	$271	$2,677	$644
Investing activities	(3,117)	(2,504)	(3,303)	(10,307)
Financing activities	(2,493)	4,628	(3,658)	9,606
Net (decrease) increase in cash and cash equivalents	$(3,616)	$2,395	$(4,284)	$(57)

The three months ended June 30, 2016 versus the three months ended June 30, 2015

During the three months ended June 30, 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and its investments in notes receivable. In addition, the Company realized $38 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable.

By comparison, during the prior year period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $6.0 million. As an additional source, the Company began to realize increased cash flow from its investments in lease assets and notes receivable.

The main uses of cash during the three months ended June 30, 2016 were to purchase $3.3 million of lease equipment, pay down $1.7 million of non-recourse debt, and pay $753 thousand of distributions.

During the prior year period, the main use of cash was to acquire lease equipment totaling $2.5 million. Cash was also used to pay commissions and syndication costs of $537 thousand and $358 thousand, respectively, and to pay distributions totaling $475 thousand.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

During the six months ended June 30, 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and its investments in notes receivable. In addition, the Company realized $50 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable.

During the prior year period, the Company’s main source of liquidity was subscription proceeds from the public offering of Units, which totaled $12.3 million, and cash flow from its investments in lease assets and notes receivable.

The main uses of cash during the first half of 2016 were to purchase $3.6 million of lease equipment, pay down $2.1 million of non-recourse debt, and pay $1.5 million of distributions.

By comparison, during the prior year period, cash was mainly used to acquire lease equipment totaling $10.2 million. Cash was also used to pay commissions and syndication costs of $1.1 million and $738 thousand, respectively, and to pay distributions totaling $831 thousand.

Revolving credit facility

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of June 30, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2016, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $30.9 million, 0.24 to 1, and 30.57 to 1, respectively, as of June 30, 2016. As such, as of June 30, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2016 (in thousands):

Net loss – GAAP basis	$(869)
Interest expense	148
Depreciation and amortization	4,501
Amortization of initial direct costs	157
Provision for doubtful accounts	4
Unrealized gain on fair valuation of warrants	(39)
Principal payments received on notes receivable	615
EBITDA (for Credit Facility financial covenant calculation only)	$4,517
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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2016, and paid through June 30, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – May 2016	Jan 2016 – Jun 2016	1,507		—		1,507		0.35	4,307,232
		$4,056		$—		$4,056		$1.55
Source of distributions
Lease and loan payments and sales proceeds received		$4,056	100.00%	$—	0.00%	$4,056	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$4,056	100.00%	$—	0.00%	$4,056	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 — November 30, 2014, December 1, 2014 — November 30, 2015 and December 31, 2015 — June 30, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7.0 million and $5.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2016

ATEL 16, LLC
(Registrant)

By:	ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)