Form 10-Q
period 2016-09-30
ATEL 16, LLC
filed 2016-11-10
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 4,305,636.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(In Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,496	$11,763
Accounts receivable, net	202	702
Notes receivable, net	1,517	1,521
Investment in securities	67	—
Fair value of warrants	73	53
Investments in equipment and leases, net	29,801	29,222
Prepaid expenses and other assets	56	9
Total assets	$38,212	$43,270
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$2	$5
Affiliates	367	97
Accrued distributions to Other Members	289	295
Other	161	155
Non-recourse debt	7,030	9,537
Unearned operating lease income	441	226
Total liabilities	8,290	10,315
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	29,922	32,955
Total Members’ capital	29,922	32,955
Total liabilities and Members’ capital	$38,212	$43,270

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,696	$1,119	$4,814	$2,492
Notes receivable interest income	46	33	140	57
Loss on sales of lease assets and early termination of notes receivable	(2)	—	(3)	(3)
Unrealized gain on fair value adjustment for warrants	19	39	20	42
Interest income	—	1	—	1
Other	9	8	11	8
Total revenues	1,768	1,200	4,982	2,597
Expenses:
Depreciation of operating lease assets	1,348	813	3,865	1,829
Asset management fees to Managing Member	172	81	481	172
Acquisition expense	76	81	260	120
Cost reimbursements to Managing Member and/or affiliates	176	133	475	306
Reversal of provision for credit losses	(6)	(2)	—	—
Amortization of initial direct costs	44	31	131	74
Interest expense	54	1	183	1
Professional fees	41	18	122	68
Outside services	38	19	71	22
Taxes on income and franchise fees	9	7	25	24
Bank charges	32	19	89	67
Other	15	16	39	42
Total expenses	1,999	1,217	5,741	2,725
Net loss	$(231)	$(17)	$(759)	$(128)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(231)	(17)	(759)	(128)
	$(231)	$(17)	$(759)	$(128)
Net loss per Limited Liability Company Unit (Other Members)	$(0.05)	$(0.00)	$(0.18)	$(0.04)
Weighted average number of Units outstanding	4,305,636	3,471,481	4,306,475	2,932,170

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2014	2,053,415	$16,518	$—	$16,518
Capital contributions	2,266,221	22,662	—	22,662
Rescissions of Units	(12,000)	(119)	—	(119)
Less selling commissions to affiliates	—	(2,031)	—	(2,031)
Syndication costs	—	(1,354)	—	(1,354)
Distributions to Other Members ($0.70 per Unit)	—	(2,269)	—	(2,269)
Net loss	—	(452)	—	(452)
Balance December 31, 2015	4,307,636	32,955	—	32,955
Rescissions of Units	(2,000)	(16)	—	(16)
Distributions to Other Members ($0.52 per Unit)	—	(2,258)	—	(2,258)
Net loss	—	(759)	—	(759)
Balance September 30, 2016 (Unaudited)	4,305,636	$29,922	$—	$29,922

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net loss	$(231)	$(17)	$(759)	$(128)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of operating lease assets	1,348	813	3,865	1,829
Loss on sales of lease assets and early termination of notes receivable	2	—	3	3
Amortization of initial direct costs	44	31	131	74
Reversal of provision for credit losses	(6)	(2)	—	—
Unrealized gain on value adjustment for warrants	(19)	(39)	(20)	(42)
Changes in operating assets and liabilities:
Accounts receivable	180	(255)	500	(362)
Prepaid expenses and other assets	153	4	(47)	(8)
Accounts payable, Managing Member	(4)	13	(3)	16
Accounts payable, other	(80)	126	6	149
Accrued liabilities, affiliates	229	(1,178)	270	(1,426)
Unearned operating lease income	(132)	407	215	442
Net cash provided by (used in) operating activities	1,484	(97)	4,161	547
Investing activities:
Purchases of equipment on operating leases	(1,017)	(10,402)	(4,582)	(20,621)
Purchase of securities	—	—	(67)	—
Proceeds from sales of lease assets	11	—	61	12
Payments of initial direct costs	(5)	(153)	(54)	(327)
Note receivable advances	(500)	(1,500)	(500)	(1,500)
Principal payments received on notes receivable	173	131	501	205
Net cash used in investing activities	(1,338)	(11,924)	(4,641)	(22,231)
Financing activities:
Borrowings under acquisition facility	—	1,612	—	1,612
Repayments under non-recourse debt	(372)	—	(2,507)	—
Selling commissions to affiliates	—	(400)	—	(1,507)
Syndication costs paid to Managing Member and affiliates	—	(269)	—	(1,007)
Distributions to Other Members	(757)	(579)	(2,264)	(1,410)
Capital contributions	—	4,538	—	16,840
Rescissions of Units	—	(99)	(16)	(119)
Net cash (used in) provided by financing activities	(1,129)	4,803	(4,787)	14,409
Net decrease in cash and cash equivalents	(983)	(7,218)	(5,267)	(7,275)
Cash and cash equivalents at beginning of period	7,479	9,205	11,763	9,262
Cash and cash equivalents at end of period	$6,496	$1,987	$6,496	$1,987
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$67	$—	$147	$—
Cash paid during the period for taxes	$—	$—	$28	$7
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$248	$289	$248

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

Through September 30, 2016, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $135 thousand of such contributions (representing 14,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of October 31, 2016, a total of 4,305,636 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2016 and 2015 and long-lived tangible assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	For The Nine Months Ended September 30,
	2016	% of Total	2015	% of Total
Revenue
United States	$4,286	86%	$2,048	79%
Costa Rica	696	14%	549	21%
Total International	696	14%	549	21%
Total	$4,982	100%	$2,597	100%

	As of September 30,		As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$25,088	84%	$23,978	82%
Costa Rica	4,713	16%	5,244	18%
Total International	4,713	16%	5,244	18%
Total	$29,801	100%	$29,222	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company made its initial investment in purchased securities during the first quarter of 2016. As of September 30, 2016, purchased securities totaled $67 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and nine months ended September 30, 2016, the Company recorded unrealized gains of $19 thousand and $20 thousand on fair valuation of its warrants. By comparison, unrealized gains totaling $39 thousand and total $42 were recorded for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the estimated fair value of the Fund’s portfolio of warrants amounted to $73 thousand and $53 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2016 and 2015.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three and nine months ended September 30, 2016 and 2015 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of the new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2019. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2016	$215
Year ending December 31, 2017	909
2018	430
2019	163
1,717
Less: portion representing unearned interest income	(205)
1,512
Unamortized initial direct costs	5
Notes receivable, net	$1,517

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
IDC amortization – notes receivable	$2	$1	$5	$1
IDC amortization – lease assets	42	30	126	73
Total	$44	$31	$131	$74

4. Allowance for credit losses:

As of September 30, 2016, the Company has no allowance for credit losses that was related to delinquent operating lease receivables.

The Company had no financing receivables on non-accrual or impaired status at both September 30, 2016 and December 31, 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance September 30, 2016
Net investment in operating leases	$28,696	$4,517	$(3,865)	$29,348
Initial direct costs, net of accumulated amortization of $260 at September 30, 2016 and $134 at December 31, 2015	526	53	(126)	453
Total	$29,222	$4,570	$(3,991)	$29,801

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2016 and 2015.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.3 million and $813 thousand for the respective three months ended September 30, 2016 and 2015, and $3.9 million and $1.8 million for the respective nine months ended September 30, 2016 and 2015.

IDC amortization expense related to the Company’s operating leases totaled $44 thousand and $31 thousand for the respective three months ended September 30, 2016 and 2015, and $131 thousand and $74 for the respective nine months ended September 30, 2016 and 2015.

All of the Company’s leased property was acquired in the years beginning from 2014 through 2016.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Dispositions	Balance September 30, 2016
Aviation	$8,013	$—	$—	$8,013
Containers	5,790	997	(48)	6,739
Coal terminal	5,000	—	—	5,000
Materials handling	3,787	277	—	4,064
Transportation, rail	2,294	1,017	—	3,311
Mining	2,766	—	—	2,766
Marine vessels	—	2,291	—	2,291
Transportation, other	1,858	—	(28)	1,830
Manufacturing	1,243	—	—	1,243
Construction	799	—	—	799
Other	826	—	—	826
	32,376	4,582	(76)	36,882
Less accumulated depreciation	(3,680)	(3,865)	11	(7,534)
Total	$28,696	$717	$(65)	$29,348

The average estimated residual value for assets on operating leases was 33% and 41% of the assets’ original cost at September 30, 2016 and December 31, 2015, respectively. The decrease was primarily the result of a renewal of an eighteen-month lease over a seven-year period. There were no operating leases in non-accrual status at September 30, 2016 and December 31, 2015.

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2016	$1,169
Year ending December 31, 2017	6,494
2018	6,095
2019	3,463
2020	2,197
2021	1,279
Thereafter	1,129
$21,826

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	20 – 30
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related Party Transactions: - (continued)

During the three and nine months ended September 30, 2016 and 2015, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$400	$—	$1,507
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	267	—	1,005
Administrative costs reimbursed to Managing Member and/or affiliates	176	133	475	306
Asset management fees to Managing Member	172	81	481	172
Acquisition and initial direct costs paid to Managing Member	81	232	315	433
	$429	$1,113	$1,271	$3,423

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs recorded during the three and nine months ended September 30, 2016 as such efforts and related costs ceased upon the termination of the Fund’s offering on November 5, 2015. Syndication costs totaled $667 thousand and $2.5 million for the three and nine months ended September 30, 2015, respectively.

The Operating Agreement places a limit for syndication cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2016 and December 31, 2015, the Company did not record syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At September 30, 2016, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 3.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2016, gross operating lease rentals totaled approximately $7.5 million over the remaining lease terms and the carrying value of the pledged assets is $9.1 million. The notes mature from 2017 through 2022.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2016	$159	$9	$168
Year ending December 31, 2017	2,364	196	2,560
2018	2,266	135	2,401
2019	669	75	744
2020	533	53	586
2021	510	34	544
Thereafter	529	15	544
	$7,030	$517	$7,547

9. Borrowing facilities:

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2016 and December 31, 2015, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2016	December 31, 2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,045)	(1,090)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,955	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $29.9 million, 0.23 to 1, and 24.72 to 1, respectively, as of September 30, 2016. As such, as of September 30, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2016 and December 31, 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At September 30, 2016, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $3.7 million and $3.0 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

11. Members’ Capital:

Units issued and outstanding totaled 4,305,636 and 4,307,636 Units at September 30, 2016 and December 31, 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions	$750	$607	$2,258	$1,536
Weighted average number of Units outstanding	4,305,636	3,471,481	4,306,475	2,932,170
Weighted average distributions per Unit	$0.17	$0.17	$0.52	$0.52

12. Fair value measurements:

At September 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $73 thousand and $53 thousand at September 30, 2016 and December 31, 2015, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$54	$14	$53	$11
Unrealized gain on fair value adjustment for warrants	19	39	20	42
Fair value of warrants at end of period	$73	$53	$73	$53

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015:

September 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.68
			Exercise price	$1.00 – $2.54
			Time to maturity (in years)	7.56 – 9.88
			Risk-free interest rate	1.46% – 1.60%
			Annualized volatility	100.00%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.70
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.32 – 9.66
			Risk-free interest rate	2.17% – 2.25%
			Annualized volatility	100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,496	$6,496	$—	$—	$6,496
Notes receivable, net	1,517	—	—	1,517	1,517
Investment in securities	67	—	—	67	67
Fair value of warrants	73	—	—	73	73
Financial liabilities:
Non-recourse debt	7,030	—	—	7,156	7,156

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$11,763	$11,763	$—	$—	$11,763
Notes receivable, net	1,521	—	—	1,521	1,521
Fair value of warrants	53	—	—	53	53
Financial liabilities:
Non-recourse debt	9,537	—	—	9,530	9,530

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

Through September 30, 2016, cumulative contributions of $43.2 million (inclusive of the $500 initial Member’s capital investment), representing 4,319,636 Units, have been received. Through the same date, a net total of $135 thousand of such contributions (representing 14,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2016, a total of 4,305,636 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company had net losses of $231 thousand and $17 thousand for the three months ended September 30, 2016 and 2015, respectively. Results for the third quarter of 2016 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 increased by $568 thousand or 47%, as compared to the prior year period. Such growth in revenues was primarily due to the $577 thousand increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $8.9 million since September 30, 2015. Such increase in acquisition of lease assets was primarily reflective of the increase in capital raised.

Expenses

Total expenses for the third quarter of 2016 increased by $782 thousand or 64%, as compared to the prior year period. Such increase was primarily attributable to higher amounts of depreciation expense, asset management fees to Managing Member, interest expense and cost reimbursements to affiliates.

The increase in depreciation expense totaled $535 thousand and was largely due to the addition of $8.9 million of net equipment purchases for operating leases during the past twelve months. Asset management fees paid to the Manager increased by $91 thousand primarily due to the increase in managed assets. Interest expense increased by $53 thousand due to the $9.6 million of non-recourse debt added subsequent to September 30, 2015.

Cost reimbursements to affiliates increased by $43 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company had net losses of $759 thousand and $128 thousand for the nine months ended September 30, 2016 and 2015, respectively. Results for the third quarter of 2016 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 increased by $2.4 million or 92%, as compared to the prior year period. The growth in revenues was primarily attributable to a $2.3 million increase in operating lease revenues as the Fund had acquired equipment for long term operating leases totaling $8.9 million since September 30, 2015.

Expenses

Total expenses for the third quarter of 2016 increased by $3.0 million or 111%, as compared to the prior year period. The increase in expenses was primarily attributable to increases in depreciation expense, asset management fees to Managing Member, acquisition and interest expense, and cost reimbursements to affiliates.

The increase in depreciation expense totaled $2.0 million and was largely due to the addition of approximately $8.9 million of net equipment purchases for operating leases since September 30, 2015. Asset management fees paid to the Manager increased by $309 thousand primarily due to the increase in managed assets. Acquisition expense was higher by $140 thousand resulting from the increase in both lease asset acquisition and loan funding activities since September 30, 2015.

Interest expense increased by $182 thousand due to the $9.6 million of non-recourse debt added subsequent to September 30, 2015. Cost reimbursements to affiliates increased by $169 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded asset base and operations.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.5 million and $11.8 million as of September 30, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$1,484	$(97)	$4,161	$547
Investing activities	(1,338)	(11,924)	(4,641)	(22,231)
Financing activities	(1,129)	4,803	(4,787)	14,409
Net decrease in cash and cash equivalents	$(983)	$(7,218)	$(5,267)	$(7,275)

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and its investments in notes receivable. In addition, the Company realized $11 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable.

By comparison, during the prior year period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $4.5 million. As an additional source, the Company began to realize increased cash flow from its investments in lease assets and notes receivable.

The main uses of cash during the three months ended September 30, 2016 were to purchase $1.0 million of lease equipment, fund investments in notes receivable totaling $500 thousand, pay down $372 thousand of non-recourse debt, and pay $757 thousand of distributions.

During the prior year period, the main use of cash was to acquire lease equipment totaling $10 million. The Company funded investments in notes receivable totaling $1.5 million. Cash was also used to pay commissions and syndication costs of $400 thousand and $269 thousand, respectively, and to pay distributions totaling $579 thousand.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and its investments in notes receivable. In addition, the Company realized $61 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable.

During the prior year period, the Company’s main source of liquidity was subscription proceeds from the public offering of Units, which totaled $16.8 million, and cash flow from its investments in lease assets and notes receivable.

The main uses of cash during the first nine months of 2016 were to purchase $4.6 million of lease equipment, fund investments in notes receivable totaling $500 thousand, pay down $2.5 million of non-recourse debt, and pay $2.3 million of distributions.

By comparison, during the prior year period, cash was mainly used to acquire lease equipment totaling $20.6 million. The Company funded investments in notes receivable totaling $1.5 million. Cash was also used to pay commissions and syndication costs of $1.5 million and 1.0 million, respectively, and to pay distributions totaling $1.4 million.

Revolving credit facility

Effective January 7, 2014, the Company has been added as a participant with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility will have a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2016, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth:  $10 million
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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $29.9 million, 0.23 to 1, and 24.72 to 1, respectively, as of September 30, 2016. As such, as of September 30, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2016 (in thousands):

Net loss – GAAP basis	$(1,083)
Interest expense	201
Depreciation and amortization	5,036
Amortization of initial direct costs	170
Unrealized gain on fair valuation of warrants	(19)
Principal payments received on notes receivable	657
EBITDA (for Credit Facility financial covenant calculation only)	$4,962
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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2016, and paid through September 30, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Aug 2016	Jan 2016 – Sep 2016	2,264		—		2,264		0.53	4,306,698
		$4,813		$—		$4,813		$1.73
Source of distributions
Lease and loan payments and sales proceeds received		$4,813	100.00%	$—	0.00%	$4,813	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$4,813	100.00%	$—	0.00%	$4,813	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 — November 30, 2014, December 1, 2014 — November 30, 2015 and December 31, 2015 — August 31, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $3.7 million and $3.0 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 10, 2016

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