Form 10-K
period 2016-12-31
ATEL 16, LLC
filed 2017-03-20
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 4,300,336.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 16, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 16, LLC Limited Liability Company Operating Agreement dated November 1, 2013 (the “Operating Agreement”). Contributions in the amount of $500 were received as of December 31, 2012, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a base price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015.

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $43.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,300,336 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders during the Offering Stage and Operating Stage of the Fund, any balance remaining after required minimum distributions, equal to not less than 7% nor more than 9% per annum on investors’ Original Invested Capital, during the Operating State, to be used to purchase additional investments during the Reinvestment Period (the first six years after the year the offering terminates); and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the Operating Stage/Reinvestment Period and continuing until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the Operating Agreement.

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2016, the Company had purchased equipment with a total acquisition price of $37.0 million. The Company had also funded investments in notes receivable totaling $3.4 million through December 31, 2016.

The Company’s objective is to have at least 75% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate credits and/or leases guaranteed by such high quality corporate credits. High quality corporate credits are lessees or guarantors who have a credit rating by Moody’s Investors Service, Inc. of “Baa3” or better, or the credit equivalent as determined by the Manager, or are public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial investment portfolio may include equipment lease transactions, and other debt or equity financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be growth capital financing investments. No more than 25% of the initial portfolio, by cost, will consist of these growth capital financing investments.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. Most of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America. See Note 2, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

For further information refer to the financial statements and footnotes.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Aviation	$8,013	21.67%
Containers	6,803	18.40%
Coal terminal	5,000	13.52%
Materials handling	4,064	10.99%
Transportation, rail	3,311	8.95%
Mining	2,766	7.48%
Marine Vessels	2,291	6.20%
Transportation	1,858	5.03%
Manufacturing	1,243	3.36%
Construction	799	2.16%
Other	826	2.24%
	$36,974	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Agriculture	$8,363	22.62%
Manufacturing	2,824	7.64%
Transportation	6,593	17.83%
Transportation, air	5,779	15.63%
Utilities	7,291	19.72%
Transportation, rail	2,629	7.11%
Construction	1,580	4.27%
Refuse systems	997	2.70%
Other	918	2.48%
	$36,974	100.00%

From inception through December 31, 2016, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Containers	$96	$66	$18
Transportation	28	28	6
	$124	$94	$24

For further information regarding the Company’s equipment lease portfolio as of December 31, 2016, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Research	$1,630	48.22%
Computers	350	10.36%
Other	1,400	41.42%
	$3,380	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$1,430	42.31%
Health services	900	26.63%
Electrical	700	20.71%
Business services	237	7.01%
Computer engines	113	3.34%
	$3,380	100.00%

From inception through December 31, 2016, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Research	$130	$—	$152

For further information regarding the Company’s notes receivable portfolio as of December 31, 2016, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

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

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL 16, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosure, subsequent to the Fund's initial compliance with FINRA 15-02, annual disclosures of estimated per unit values, through the termination of the Fund, will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (1.25% of the aggregate original equipment cost of Portfolio Assets during offering stage, 1.75% of the aggregate net Portfolio Assets during operating stage and 1.75% of the Book Value of the Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be)
•	carried interest applicable for the Fund (0.01% of distributions)

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 162.8%, based on ATEL’s historical track record as of December 31, 2016. In addition, an annual inflation rate of 2.50% has been assumed.

For Off-Lease:  A fair value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

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

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $9.38. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2016, and paid through December 31, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through December 31, 2016 (in thousands, except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
		$5,565		$—		$5,565		$1.90
Source of distributions
Lease and loan payments and sales proceeds received		$5,565	100.00%	$—	0.00%	$5,565	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$5,565	100.00%	$—	0.00%	$5,565	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015 and December 31, 2015 – November 30, 2016, respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL 16, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2016, 4,300,336 Units were issued and outstanding.

During 2015, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested and will reinvest cash flow in excess of certain amounts required to be distributed to the members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period which ends December 31, 2021, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until terminated as provided in the ATEL 16, LLC operating agreement dated November 1, 2013 (the “Operating Agreement”). Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 18 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2016. The utilization percentage of existing assets under lease was 100% at both December 31, 2016 and 2015.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2016 versus 2015

The Company had net loss of $1.0 million and $452 thousand for the years ended December 31, 2016 and 2015, respectively. Results for 2016 reflect increases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2016 increased by a net $2.5 million or 59%, as compared to prior year. Such increase was mostly due to a $2.5 million, or 61% jump in lease revenues, mainly the result of rents generated from the addition of an approximate $29 million of purchases of lease assets over the past two years; partially offset by a $93 thousand downturn in fair valuation of the Company’s warrant holdings which resulted in the recording of an unrealized loss in accordance with accounting standards for periodic valuation of derivatives.

Expenses

Total expenses for 2016 increased by $3.0 million or 65%, as compared to prior year. The increase in total expenses was largely a result of a $2.2 million, or 73%, increase in depreciation expense, the result of approximately $29 million in new purchases of lease assets over the past two years; a $355 thousand, or 118%, rise in asset management fees, reflecting a level of managed assets and related rents; a $191 thousand, or 42%, growth in cost reimbursements to the Manager and/or affiliates, directly attributable to the growth in fund assets under management; and a $216 thousand, or eleven times multiple, of interest expense, resulting from an approximate $11 million of purchase leverage utilized by the Company during these past two years. Such increases were partially offset by a $135 thousand, or 31%, decrease in acquisition expenses, reflective of a significantly reduced spend on asset acquisition during 2016 when compared to 2015.

Capital Resources and Liquidity

At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $4.9 million and $11.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash provided by (used in):
Operating activities	$4,520	$2,003
Investing activities	(5,388)	(26,101)
Financing activities	(5,960)	26,599
Net (decrease) increase in cash and cash equivalents	$(6,828)	$2,501

2016 versus 2015

During 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The net cash provided by the Company’s operating activities was $4.5 million. During 2015, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $22.5 million of net capital contributions. During 2015, the Company utilized non-recourse debt and borrowing under the credit facility totaling a combined $11.2 million and the Company realized increased cash flow from its portfolio of operating lease contracts.

During 2016 and 2015, cash was primarily used to acquire lease assets and to fund investments in notes receivable totaling $5.3 million and $26.0 million, respectively. During 2015, the payment of commissions and syndication costs associated with the offering totaled $3.4 million. Payment of distributions to Members totaled $3.0 million and $2.1 million as of 2016 and 2015, respectively.

Revolving credit facility

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. After various amendments to extend, and adjust the base amounts availability, the Credit Facility is set to expire on June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc.
The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2016, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting there from (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP, and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $28.9 million, 0.23 to 1, and 22.53 to 1, respectively, as of December 31, 2016. As such, as of December 31, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2016 (in thousands):

Net loss – GAAP basis	$(1,036)
Interest expense	235
Depreciation and amortization	5,201
Amortization of initial direct costs	174
Provision for doubtful accounts	3
Unrealized loss on fair valuation of warrants	51
Principal payments received on notes receivable	670
EBITDA (for Credit Facility financial covenant calculation only)	$5,298
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

Non-Recourse Long-Term Debt

As of December 31, 2016 and 2015, the Company had non-recourse long-term debt totaling $6.6 million and $9.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2016 and 2015, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2016. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, there were two commitments to purchase lease assets and to fund investments in notes receivable totaling $527 thousand and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 16, LLC

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 16, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 17, 2017

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015

Cash and cash equivalents	$4,934	$11,763
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2016 and $0 at December 31, 2015	685	702
Notes receivable, net of unearned interest income of $319 at December 31, 2016 and $243 at December 31, 2015	2,201	1,521
Investment in securities	100	—
Warrants fair value	54	53
Investments in equipment and leases, net of accumulated depreciation of $8,863 at December 31, 2016 and $3,680 at December 31, 2015	28,397	29,222
Prepaid expenses and other assets	45	9
Total assets	$36,416	$43,270
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1	$5
Affiliates	74	97
Accrued distributions to Other Members	290	295
Other	224	155
Non-recourse debt	6,647	9,537
Unearned operating lease income	326	226
Total liabilities	7,562	10,315
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	28,854	32,955
Total Members’ capital	28,854	32,955
Total liabilities and Members’ capital	$36,416	$43,270

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Leasing and lending activities:
Operating lease revenue	$6,491	$4,031
Notes receivable interest income	191	113
Loss on sales of lease assets and early termination of notes receivable	(9)	(3)
Unrealized (loss) gain on fair value adjustment for warrants	(51)	42
Other	25	9
Total revenues	6,647	4,192
Expenses:
Depreciation of operating lease assets	5,201	3,000
Asset management fees to Managing Member	655	300
Acquisition expense	294	429
Cost reimbursements to Managing Member and/or affiliates	646	455
Provision for credit losses	3	—
Amortization of initial direct costs	174	113
Interest expense	235	19
Professional fees	155	102
Outside services	111	39
Taxes on income and franchise fees	34	31
Bank charges	120	95
Other	55	61
Total expenses	7,683	4,644
Net loss	$(1,036)	$(452)
Net loss:
Managing Member	$—	$—
Other Members	(1,036)	(452)
	$(1,036)	$(452)
Net loss per Limited Liability Company Unit (Other Members)	$(0.24)	$(0.14)
Weighted average number of Units outstanding	4,305,488	3,247,399

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPTIAL

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2014	2,053,415	$16,518	$—	$16,518
Capital contributions	2,266,221	22,662	—	22,662
Rescissions of Units	(12,000)	(119)	—	(119)
Less selling commissions to affiliates	—	(2,031)	—	(2,031)
Syndication costs	—	(1,354)	—	(1,354)
Distributions to Other Members ($0.70 per Unit)	—	(2,269)	—	(2,269)
Net loss	—	(452)	—	(452)
Balance December 31, 2015	4,307,636	32,955	—	32,955
Repurchases of Units	(7,300)	(54)	—	(54)
Distributions to Other Members ($0.70 per Unit)	—	(3,011)	—	(3,011)
Net loss	—	(1,036)	—	(1,036)
Balance December 31, 2016	4,300,336	$28,854	$—	$28,854

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net loss	$(1,036)	$(452)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount – warrants	(2)	—
Depreciation of operating lease assets	5,201	3,000
Loss on sales of lease assets and early termination of notes receivable	9	3
Amortization of initial direct costs	174	113
Unrealized loss (gain) on fair value adjustment for warrants	51	(42)
Changes in operating assets and liabilities:
Accounts receivable	17	(692)
Prepaid expenses and other assets	(36)	10
Accounts payable, Managing Member	(4)	4
Accounts payable, other	69	118
Accrued liabilities, affiliates	(23)	(169)
Unearned operating lease income	100	110
Net cash provided by operating activities	4,520	2,003
Investing activities:
Purchases of equipment on operating leases	(4,582)	(24,508)
Purchase of securities	(100)	—
Proceeds from sales of lease assets	82	12
Payments of initial direct costs	(59)	(466)
Note receivable advances	(1,400)	(1,500)
Principal payments received on notes receivable	670	361
Net cash used in investing activities	(5,389)	(26,101)
Financing activities:
Borrowings under acquisition facility	—	1,612
Repayments under acquisition facility	—	(1,612)
Repayments under non-recourse debt	(2,890)	(53)
Borrowings under non-recourse debt	—	9,590
Selling commissions to affiliates	—	(2,031)
Syndication costs paid to Managing Member and affiliates	—	(1,354)
Distributions to Other Members	(3,016)	(2,096)
Capital contributions	—	22,662
Repurchases of Units	(54)	(119)
Net cash (used in) provided by financing activities	(5,960)	26,599
Net (decrease) increase in cash and cash equivalents	(6,829)	2,501
Cash and cash equivalents at beginning of year	11,763	9,262
Cash and cash equivalents at end of year	$4,934	$11,763
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$155	$11
Cash paid during the year for taxes	$28	$7
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$290	$295

See accompanying notes.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 16, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 27, 2012 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 16, LLC Limited Liability Company Operating Agreement dated March 1, 2013 (the “Operating Agreement”). Contributions in the amount of $500 were received as of December 31, 2012, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a base price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015.

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $43.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,300,336 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders during the Offering Stage and Operating Stage of the Fund, any balance remaining after required minimum distributions, equal to not less than 7% nor more than 9% per annum on investors’ Original Invested Capital, during the Operating State, to be used to purchase additional investments during the Reinvestment Period (the first six years after the year the offering terminates); and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the Operating Stage/Reinvestment Period and continuing until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the Operating Agreement.

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company. (See Note 7, Related party transactions) The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements and adjustments thereto.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, are related to equipment on operating and notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States with activities in Costa Rica and the United States.

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarize geographic information relating to the sources, by nation, of the Company's total revenues for the years ended December 31, 2016 and 2015 and long-lived assets as of December 31, 2016 and 2015 (dollars in thousands):

	For the year ended December 31,
	2016	%of Total	2015	%of Total
Revenue
United States	$5,723	86%	$3,408	81%
Costa Rica	924	14%	784	19%
Total International	924	14%	784	19%
Total	$6,647	100%	$4,192	100%

	As of December 31,
	2016	%of Total	2015	%of Total
Long-lived assets
United States	$23,872	84%	$23,978	82%
Costa Rica	4,525	16%	5,244	18%
Total International	4,525	16%	5,244	18%
Total	$28,397	100%	$29,222	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $100 thousand and $0 thousand of purchased securities at December 31, 2016 and 2015, respectively. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2016 and 2015. There were no sales or disposition of securities in 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $51 thousand and unrealized gains of $42 thousand on fair valuation of its warrants during 2016 and 2015, respectively. The Company recorded new warrants of $52 thousand in 2016, and when combined with unrealized losses recorded during 2016, the estimated fair value of the Company’s portfolio of warrants increased to $54 thousand at December 31, 2016 from $53 thousand at December 31, 2015. The Company realized no gains or losses from the net exercise of warrants during 2016 and 2015.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

ended December 31, 2016 and 2015, the related provision for state income taxes was approximately $34 thousand and $31 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Financial statement basis of net assets	$28,854	$32,955
Tax basis of net assets (unaudited)	29,361	36,899
Difference	$(507)	$(3,944)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Net loss per financial statements	$(1,036)	$(452)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(3,633)	(2,819)
Provision for losses and doubtful accounts	4	—
Adjustments to revenues	151	67
Adjustments to gain on sales of assets	33	3
Other	12	42
Loss per federal tax return (unaudited)	$(4,469)	$(3,159)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

As of December 31, 2016 and 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2016	2015
Agriculture	21%	25%
Utilities	20%	15%
Transportation	18%	20%
Transportation, air	16%	18%

During 2016 and 2015, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2016	2015
Federal Express Corporation	Aviation	23%	13%
Chiquita Brands, LLC	Containers	14%	19%
AEP Generating Company	Coal terminal	*	26%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2016, the original terms of the notes are from 30 to 36 months with interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2017 through 2019.

As of December 31, 2016, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2017	$1,275
2018	768
2019	474
2020	45
2,562
Less: portion representing unearned interest income	(319)
Less: warrants – notes receivable discount	(50)
2,193
Unamortized initial direct costs	8
Notes receivable, net	$2,201

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
IDC amortization – notes receivable	$6	$3
IDC amortization – lease assets	168	110
Total	$174	$113

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance December 31, 2016
Net investment in operating leases	$28,696	$4,491	$(5,201)	$27,986
Initial direct costs, net of accumulated amortization of $302 at December 31, 2016 and $134 at December 31, 2015	526	53	(168)	411
Total	$29,222	$4,544	$(5,369)	$28,397

Impairment of investments in leases:

The Company recorded no fair value adjustment during 2016 and 2015 to reduce the cost basis of certain impaired off-lease research equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $5.2 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively. IDC amortization expense related to the Company’s operating and direct financing leases totaled $168 thousand and $110 thousand for 2016 and 2015, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2016.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Dispositions	Balance December 31, 2016
Aviation	$8,013	$—	$—	$8,013
Containers	5,790	997	(80)	6,707
Coal terminal	5,000	—	—	5,000
Materials handling	3,787	277	—	4,064
Transportation, rail	2,294	1,017	—	3,311
Mining	2,766	—	—	2,766
Marine vessels	—	2,291	—	2,291
Transportation, other	1,858	—	(28)	1,830
Manufacturing	1,243	—	—	1,243
Construction	799	—	—	799
Other	826	—	—	826
	32,376	4,582	(108)	36,850
Less accumulated depreciation	(3,680)	(5,201)	17	(8,864)
Total	$28,696	$(619)	$(91)	$27,986

The average estimated residual value for assets on operating leases was 32% and 41% of the assets’ original cost at December 31, 2016 and 2015, respectively. There were no operating leases in non-accrual status at both December 31, 2016 and 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2017	$6,489
2018	6,090
2019	3,461
2020	2,197
2021	1,279
Thereafter	1,128
$20,644

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	20 – 30
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables
	Notes Receivable	Operating Leases	Notes Receivable	Operating Leases	Total
Balance December 31, 2015	$—	$—	$—	$—	$—
Provision for credit losses	—	3	—	—	3
Balance December 31, 2016	$—	$3	$—	$—	$3

As of December 31, 2016 and 2015, the Company’s allowance for credit losses (related solely to financing receivables) were as follows (in thousands):

December 31, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$2,201[1]
Ending balance: individually evaluated for impairment	$2,201
Ending balance: collectively evaluated for impairment	$—
[1]	Includes $8 of unamortized initial direct costs.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

December 31, 2015	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$1,521[2]
Ending balance: individually evaluated for impairment	$1,521
Ending balance: collectively evaluated for impairment	$—
[2]	Includes $9 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2016 and 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	2016	2015
Pass	$2,193	$1,512
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$2,193	$1,512

There were no impaired loans as of December 31, 2016 and 2015.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

At December 31, 2016 and 2015, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,193	$2,193	$—
Total	$—	$—	$—	$—	$2,193	$2,193	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,512	$1,512	$—
Total	$—	$—	$—	$—	$1,512	$1,512	$—

As of December 31, 2016 and 2015, the Company had no notes receivable on non-accrual status (See Note 4).

7. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$2,031
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	1,354
Administrative costs reimbursed to Managing Member and/or affiliates	646	455
Asset management fees to Managing Member	655	300
Acquisition and initial direct costs paid to Managing Member	352	869
	$1,653	$5,009

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

8. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $0 and $3.4 million for the respective years ended December 31, 2016 and 2015.

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

9. Non-recourse debt:

At December 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.25% to 3.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2016, gross operating lease rentals totaled approximately $7.1 million over the remaining lease terms; and the carrying value of the pledged assets is $8.5 million. The notes mature at various dates from 2017 through 2022.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2017	$2,292	$190	$2,482
2018	2,191	132	2,323
2019	599	75	674
2020	526	53	579
2021	510	34	544
Thereafter	529	15	544
	$6,647	$499	$7,146

10. Borrowing facilities:

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. After various amendments to extend, and adjust the base amounts availability, the Credit Facility is set to expire on

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2016 and 2015, borrowings under the Credit Facility were as follows (in thousands):

	2016	2015
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(1,030)	(1,090)
Amount borrowed by institutional leasing trust under institutional line	(8,488)	—
Total remaining available under the working capital, acquisition and warehouse facilities	$65,482	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $28.9 million, 0.23 to 1, and 22.53 to 1, respectively, as of December 31, 2016. As such, as of December 31, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2016 and 2015.

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

As of December 31, 2016, the investment program participants were the Company, ATEL 14, LLC and ATEL 15, LLC. Effective December 30, 2015, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2016 and 2015.

11. Commitments:

At December 31, 2016, there were two commitments to purchase lease assets and to fund investments in notes receivable totaling $527 thousand and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

12. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

13. Members’ capital:

A total of 4,300,336 Units and 4,307,636 Units were issued and outstanding at December 31, 2016 and 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial members. Commencing with the initial closing date, net income and net loss are to be allocated 99.9% to the members and 0.01% to the Managing Member.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

13. Members’ capital: - (continued)

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the members. The Company commenced periodic distributions in the second quarter of 2014.

Distributions to the members for the years ended December 31, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	2016	2015
Distributions	$3,011	$2,269
Weighted average number of Units outstanding	4,305,488	3,247,399
Weighted average distributions per Unit	$0.70	$0.70

14. Fair value measurements:

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

At December 31, 2016 and 2015, only the Company’s warrants were measured on a recurring basis. As of same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2016 and 2015, the calculated fair value of the Fund’s warrant portfolio approximated $54 thousand and $53 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2016	2015
Fair value of warrants at beginning of year	$53	$11
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	52	—
Unrealized gain on fair value adjustment for warrants	(51)	42
Fair value of warrants at end of year	$54	$53

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2016 and 2015:

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.1 – $3.68
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	7.31 – 14.95
			Risk-free interest rate	2.27% – 2.62%
			Annualized volatility	43.96% – 108.99%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.21 – $3.70
			Exercise price	$1.00 – $2.31
			Time to maturity (in years)	8.32 – 9.66
			Risk-free interest rate	2.17% – 2.25%
			Annualized volatility	100.00%

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

The Company determines the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,934	$4,934	$—	$—	$4,934
Notes receivable, net	2,201	—	—	2,201	2,201
Investment in securities	100	—	—	100	100
Fair value of warrants	54	—	—	54	54
Financial liabilities:
Non-recourse debt	6,647	—	—	6,732	6,732

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$11,763	$11,763	$—	$—	$11,763
Notes receivable, net	1,521	—	—	1,521	1,521
Fair value of warrants	53	—	—	53	53
Financial liabilities:
Non-recourse debt	9,537	—	—	9,530	9,530

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performs distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Managing Member, LLC (Managing Member)

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Asset Management Fee and Carried Interest

The Company pays the Manager an annual Asset Management Fee in an amount equal to 1.25% of the aggregate Purchase Price of Portfolio Assets acquired by the Fund through the end of each month during the period. Upon commencement of the Operating State; the period starting with the final sale of Units and ending six calendar years after the final sale of units, and the first two years of the Liquidating Stage; the period occurring after the Operating Stage until the final sale of units, the Company will pay the Manager an annual Asset Management Fee in an amount equal to an annualized 1.75% of the aggregate net Portfolio Assets, calculated for each month during the period as the aggregate Purchase Price of Portfolio Assets as of the end of the month, less the amount of the aggregate Purchase Price of Portfolio Assets attributable to Portfolio Assets which have been sold or otherwise disposed by the Fund through the end of the month. The Asset Management Fee payable for services rendered during the reminder of the Liquidating Stage will be equal to an annualized 1.75% of the Book Value of Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be. The Asset Management Fee is paid on a monthly basis.

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

The Manager also receives, as its Carried Interest, an amount equal to 0.01% of all Company Distributions.

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit.  The Asset Management Fee Limit will be calculated each year during the Fund’s term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager’s Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

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

The amount of the Carried Interest permitted the Manager under the NASAA Fee Limitation will be dependent on the amount by which the percentage of Gross Proceeds the Fund ultimately commits to Investment in Equipment exceeds the minimum Investment in Equipment under the NASAA Fee Limitation. The NASAA Fee Limitation permits the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment. With a minimum Investment in Equipment of 85.875%, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%). At the lowest permitted level of Investment in Equipment, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their Adjusted Invested Capital, and, thereafter, the promotional interest may increase to 15% of all Distributions.

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

See Note to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $111 thousand and $79 thousand, respectively.

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

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective November 5, 2013 as filed on November 6, 2013 (File Number 333-188924 ) is hereby incorporated herein by reference

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

Date: March 17, 2017

ATEL 16, LLC (Registrant)

By:	ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.