Form 10-Q
period 2017-03-31
ATEL 16, LLC
filed 2017-05-12
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 4,297,836.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016
(In Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,923	$4,934
Due from Managing Member	1	—
Accounts receivable, net	1,083	685
Notes receivable, net	1,906	2,201
Investment in securities	100	100
Warrants, fair value	94	54
Investments in equipment and leases, net	27,103	28,397
Prepaid expenses and other assets	40	45
Total assets	$37,250	$36,416
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$1
Affiliates	167	74
Accrued distributions to Other Members	290	290
Other	187	224
Non-recourse debt	8,296	6,647
Unearned operating lease income	394	326
Total liabilities	9,334	7,562
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	27,916	28,854
Total Members’ capital	27,916	28,854
Total liabilities and Members’ capital	$37,250	$36,416

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,672	$1,559
Notes receivable interest income	68	50
Gain (loss) on sales of lease assets and early termination of notes receivable	124	(3)
Unrealized gain on fair value adjustment for warrants	40	2
Other	11	1
Total revenues	1,915	1,609
Expenses:
Depreciation of operating lease assets	1,319	1,253
Asset management fees to Managing Member	176	151
Acquisition expense	141	89
Cost reimbursements to Managing Member and/or affiliates	186	147
Provision for credit losses	2	—
Amortization of initial direct costs	72	44
Interest expense	51	68
Professional fees	49	59
Outside services	45	19
Taxes on income and franchise fees	(1)	8
Bank charges	30	32
Other	13	13
Total expenses	2,083	1,883
Net loss	$(168)	$(274)
Net loss:
Managing Member	$—	$—
Other Members	(168)	(274)
	$(168)	$(274)
Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.06)
Weighted average number of Units outstanding	4,299,475	4,307,636

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	4,307,636	$32,955	$—	$32,955
Repurchases of Units	(7,300)	(54)	—	(54)
Distributions to Other Members ($0.70 per Unit)	—	(3,011)	—	(3,011)
Net loss	—	(1,036)	—	(1,036)
Balance December 31, 2016	4,300,336	28,854	—	28,854
Repurchases of Units	(2,500)	(17)	—	(17)
Distributions to Other Members ($0.18 per Unit)	—	(753)	—	(753)
Net loss	—	(168)	—	(168)
Balance March 31, 2017 (Unaudited)	4,297,836	$27,916	$—	$27,916

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(168)	$(274)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount-warrants	(4)	—
Depreciation of operating lease assets	1,319	1,253
(Gain) loss on sales of lease assets and early termination of notes receivable	(124)	3
Amortization of initial direct costs	72	44
Provision for credit losses	2	—
Unrealized gain on fair value adjustment for warrants	(40)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(400)	(481)
Prepaid expenses and other assets	5	(96)
Accounts payable, Managing Member	(2)	(5)
Accounts payable, other	(37)	59
Accrued liabilities, affiliates	93	34
Unearned operating lease income	68	148
Net cash provided by operating activities	784	683
Investing activities:
Purchases of equipment on operating leases	(452)	(277)
Purchase of securities	—	(33)
Proceeds from sales of lease assets	503	12
Payments of initial direct costs	(22)	(49)
Principal payments received on notes receivable	297	161
Net cash provided by (used in) investing activities	326	(186)
Financing activities:
Borrowings under non-recourse debt	1,998	—
Repayments under non-recourse debt	(349)	(411)
Distributions to Other Members	(753)	(754)
Repurchases of Units	(17)	—
Net cash provided by (used in) financing activities	879	(1,165)
Net increase (decrease) in cash and cash equivalents	1,989	(668)
Cash and cash equivalents at beginning of period	4,934	11,763
Cash and cash equivalents at end of period	$6,923	$11,095
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$59	$29
Cash paid during the period for taxes	$2	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at Period-end	$290	$295

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

Through March 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $43.0 million (inclusive of the $500 initial Member’s capital investment), have been received. As of March 31, 2017, a total of 4,297,836 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2017 and 2016 and long-lived tangible assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	For The Three Months Ended March 31,
	2017	% of Total	2016	% of Total
Revenue
United States	$1,682	88%	$1,376	86%
Costa Rica	233	12%	233	14%
Total	$1,915	100%	$1,609	100%

	As of March 31,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$22,740	84%	$23,872	84%
Costa Rica	4,363	16%	4,525	16%
Total	$27,103	100%	$28,397	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company made its initial investment in purchased securities during the first quarter of 2016. As of March 31, 2017 and December 31, 2016, purchased securities both totaled $100 thousand, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2017 and 2016, the Company recorded unrealized gains of $40 thousand and $2 thousand on fair valuation of its warrants. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Fund’s portfolio of warrants amounted to $94 thousand and $54 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three months ended March 31, 2017 and 2016.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three months ended March 31, 2017 and 2016 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

Emerging growth company:

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2017 through 2020. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, the minimum future payments receivable are as follows (in thousands):

Nine Months Ending December 31, 2017	$914
Year Ending December 31, 2018	768
2019	474
2020	45
2,201
Less: portion representing unearned interest income	(256)
1,945
Unamortized initial direct costs	6
Warrants – notes receivable discount	(45)
Notes receivable, net	$1,906

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
IDC amortization – notes receivable	$2	$2
IDC amortization – lease assets	70	42
Total	$72	$44

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $5 thousand and $3 thousand at March 31, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables.

The Company had no financing receivables on non-accrual or impaired status at both March 31, 2017 and December 31, 2016.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance March 31, 2017
Net investment in operating leases	$27,986	$73	$(1,319)	$26,740
Initial direct costs, net of accumulated amortization of $290 at March 31, 2017 and $302 at December 31, 2016	411	22	(70)	363
Total	$28,397	$95	$(1,389)	$27,103

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three months ended March 31, 2017 and 2016.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment both totaled $1.3 million for the respective three months ended March 31, 2017 and 2016.

IDC amortization expense related to the Company’s operating leases totaled $72 thousand and $44 thousand for the respective three months ended March 31, 2017 and 2016.

All of the Company’s leased property was acquired in the years 2014 through 2017.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Dispositions	Balance March 31, 2017
Aviation	$8,013	$452	$—	$8,465
Containers	6,707	—	—	6,707
Coal terminal	5,000	—	—	5,000
Materials handling	4,064	—	—	4,064

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

	Balance December 31, 2016	Additions	Dispositions	Balance March 31, 2017
Transportation, rail	3,311	—	—	3,311
Mining	2,766	—	—	2,766
Marine vessels	2,291	—	—	2,291
Transportation, other	1,830	—	—	1,830
Manufacturing	1,243	—	—	1,243
Construction	799	—	(275)	524
Other	826	—	(257)	569
	36,850	452	(532)	36,770
Less accumulated depreciation	(8,864)	(1,319)	153	(10,030)
Total	$27,986	$(867)	$(379)	$26,740

The average estimated residual value for assets on operating leases was 32% and 32% of the assets’ original cost at March 31, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status at March 31, 2017 and December 31, 2016.

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2017	$5,042
Year ending December 31, 2018	6,064
2019	3,445
2020	2,246
2021	1,331
2022	951
Thereafter	443
$19,522

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	20 – 30
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications services and general administrative services are performed by AFS.

During the three months ended March 31, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	186	147
Asset management fees to Managing Member	176	151
Acquisition and initial direct costs paid to Managing Member	164	138
	$526	$436

7. Non-recourse debt:

At March 31, 2017, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2017, gross operating lease rentals totaled approximately $8.9 million over the remaining lease terms and the carrying value of the pledged assets is $11.8 million. The notes mature from 2017 through 2022.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2017	$2,579	$212	$2,791
Year ending December 31, 2018	3,071	187	3,258
2019	1,078	82	1,160
2020	530	53	583
2021	509	34	543
2022	529	15	544
	$8,296	$583	$8,879

8. Borrowing facilities:

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

As of March 31, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,015)	(1,030)
Amounts borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,985	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $27.9 million, 0.30 to 1, and 25.60 to 1, respectively, as of March 31, 2017. As such, as of March 31, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, the investment program participants were ATEL 14, LLC, ATEL 15, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2017 and December 31, 2016.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Commitments:

At March 31, 2017, there were two commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $2.0 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

10. Members’ Capital:

Units issued and outstanding totaled 4,297,836 and 4,300,336 Units at March 31, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions	$753	$754
Weighted average number of Units outstanding	4,299,475	4,307,636
Weighted average distributions per Unit	$0.18	$0.18

11. Fair value measurements:

At March 31, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had certain other assets or liabilities that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $94 thousand and $54 thousand at March 31, 2017 and December 31, 2016, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended March 31,
	2017	2016
Fair value of warrants at beginning of period	$54	$53
Unrealized gain on fair value adjustment for warrants	40	2
Fair value of warrants at end of period	$94	$55

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2017 and December 31, 2016:

March 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.67 – $3.68
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	7.07 – 14.70
			Risk-free interest rate	2.23% – 2.57%
			Annualized volatility	42.36% – 47.58%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $3.68
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	7.31 – 14.95
			Risk-free interest rate	2.27% – 2.62%
			Annualized volatility	43.96% – 108.99%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,923	$6,923	$—	$—	$6,923
Notes receivable, net	1,906	—	—	1,906	1,906
Investment in securities	100	—	—	100	100
Fair value of warrants	94	—	—	94	94
Financial liabilities:
Non-recourse debt	8,296	—	—	8,367	8,367

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,934	$4,934	$—	$—	$4,934
Notes receivable, net	2,201	—	—	2,201	2,201
Investment in securities	100	—	—	100	100
Fair value of warrants	54	—	—	54	54
Financial liabilities:
Non-recourse debt	6,647	—	—	6,732	6,732

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

Through March 31, 2017, cumulative gross contributions, less recissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $43.0 million (inclusive of the $500 initial Member’s capital investment), have been received. As of March 31, 2017, a total of 4,297,836 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net losses of $168 thousand and $274 thousand for the three months ended March 31, 2017 and 2016, respectively. Results for the first quarter of 2017 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2017 increased by $306 thousand or 19%, as compared to the prior year period. Such growth in revenues was primarily due to a $127 thousand increase in gains from the sales of lease assets and the early termination of notes receivable; an increase of $113 thousand, or 7% in operating lease revenues due to $4.8 million of lease asset acquisitions acquired during the twelve (12) month period following the period ended March 31, 2016; and an increase of $38 thousand in unrealized gains on fair value relative to warrant holdings.

Expenses

Total expenses for the first quarter of 2017 increased by $200 thousand or 11%, as compared to the prior year period. Such increase was primarily attributable to $66 thousand, or 5%, higher amounts of depreciation expense resulting from net acquisitions of lease assets during the twelve (12) months following the end of the first quarter of 2016; a $52 thousand, or 58%, increase in acquisition expense, reflective of a 63% increase in period over period acquisitions of lease assets; a $39 thousand, or 27%, increase in cost reimbursements to affiliates, pursuant to incremental operations and support efforts; a $28 thousand, 64%, incremental amortization of initial direct costs, as incurred in relation to investment asset acquisitions during the year following 2016’s initial quarterly reporting period; and a $26 thousand increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.9 million and $4.9 million as of March 31, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$784	$683
Investing activities	326	(186)
Financing activities	879	(1,165)
Net increase (decrease) in cash and cash equivalents	$1,989	$(668)

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the three months ended March 31, 2017, the Company’s primary source of liquidity was from borrowings of $2.0 million of non-recourse debt as well as cash flow from its portfolio of operating lease contracts and its investments in notes receivable. In addition, the Company realized $503 thousand and $12 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable for the three months ended March 31, 2017 and 2016, respectively.

The main uses of cash during the three months ended March 31, 2017 were to purchase $452 thousand of lease equipment, pay down $349 thousand of non-recourse debt, and to pay $753 thousand of distributions to other members.

During the prior year period, the cash was used to acquire lease equipment totaling $277 thousand. The Company funded repayments on non-recourse debt totaling $411 thousand. Cash was also used to purchase securities and incur intangible direct costs on lease transactions in the amount of $33 thousand and $49 thousand, respectively, and to pay distributions to Other Members totaling $754 thousand.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $27.9 million, 0.3 to 1, and 25.60 to 1, respectively, as of March 31, 2017. As such, as of March 31, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2017 (in thousands):

Net loss – GAAP basis	$(930)
Interest expense	218
Depreciation and amortization	5,267
Amortization of initial direct costs	202
Provision for doubtful accounts	5
Unrealized loss on fair valuation of warrants	13
Principal payments received on notes receivable	806
EBITDA (for Credit Facility financial covenant calculation only)	$5,581

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2017, and paid through March 31, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Feb 2017	Jan 2017 – Mar 2017	753		—		753		0.18	4,300,336
		$6,318		$—		$6,318		$2.08
Source of distributions
Lease and loan payments and sales proceeds received		$6,318	100.00%	$—	0.00%	$6,318	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$6,318	100.00%	$—	0.00%	$6,318	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6, 2014 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 — November 30, 2016, and December 1, 2016 — February 28, 2017 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, there were two commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2.0 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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