Form 10-Q
period 2017-06-30
ATEL 16, LLC
filed 2017-08-10
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 4,297,836.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016
(In Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,695	$4,934
Due from Managing Member	3	—
Accounts receivable, net	291	685
Notes receivable, net	1,647	2,201
Investment in securities	100	100
Warrants, fair value	102	54
Investments in equipment and leases, net	25,684	28,397
Prepaid expenses and other assets	55	45
Total assets	$34,577	$36,416
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$1
Affiliates	48	74
Accrued distributions to Other Members	289	290
Other	143	224
Non-recourse debt	6,462	6,647
Unearned operating lease income	645	326
Total liabilities	7,587	7,562
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	26,990	28,854
Total Members’ capital	26,990	28,854
Total liabilities and Members’ capital	$34,577	$36,416

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,663	$1,559	$3,335	$3,118
Notes receivable interest income	60	44	128	94
Gain (loss) on sales of lease assets and early termination of notes receivable	9	2	133	(1)
Unrealized gain (loss) on fair value adjustment for warrants	8	(1)	48	1
Other	1	1	12	2
Total revenues	1,741	1,605	3,656	3,214
Expenses:
Depreciation of operating lease assets	1,263	1,264	2,582	2,517
Asset management fees to Managing Member	174	158	350	309
Acquisition expense	37	95	178	184
Cost reimbursements to Managing Member and/or affiliates	189	152	375	299
Provision for credit losses	9	6	11	6
Amortization of initial direct costs	38	43	110	87
Interest expense	65	61	116	129
Professional fees	61	22	110	81
Outside services	24	10	47	23
Taxes on income and franchise fees	3	8	2	16
Other	54	40	119	91
Total expenses	1,917	1,859	4,000	3,742
Net loss	$(176)	$(254)	$(344)	$(528)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(176)	(254)	(344)	(528)
	$(176)	$(254)	$(344)	$(528)
Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.06)	$(0.08)	$(0.12)
Weighted average number of Units outstanding	4,297,836	4,306,163	4,298,651	4,306,900

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	4,307,636	$32,955	$—	$32,955
Repurchases of Units	(7,300)	(54)	—	(54)
Distributions to Other Members ($0.70 per Unit)	—	(3,011)	—	(3,011)
Net loss	—	(1,036)	—	(1,036)
Balance December 31, 2016	4,300,336	28,854	—	28,854
Repurchases of Units	(2,500)	(17)	—	(17)
Distributions to Other Members ($0.35 per Unit)	—	(1,503)	—	(1,503)
Net loss	—	(344)	—	(344)
Balance June 30, 2017 (Unaudited)	4,297,836	$26,990	$—	$26,990

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net loss	$(176)	$(254)	$(344)	$(528)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount – warrants	(5)		(9)	—
Depreciation of operating lease assets	1,263	1,264	2,582	2,517
(Gain) loss on sales of lease assets and early termination of notes receivable	(9)	(2)	(133)	1
Amortization of initial direct costs	38	43	110	87
Provision for credit losses	9	6	11	6
Unrealized (gain) loss on fair value adjustment for warrants	(8)	1	(48)	(1)
Changes in operating assets and liabilities:
Accounts receivable	783	801	383	320
Prepaid expenses and other assets	(15)	(104)	(10)	(200)
Accounts payable, Managing Member	(2)	6	(4)	1
Accounts payable, other	(44)	27	(81)	86
Accrued liabilities, affiliates	(119)	7	(26)	41
Unearned operating lease income	251	199	319	347
Net cash provided by operating activities	1,966	1,994	2,750	2,677
Investing activities:
Purchases of equipment on operating leases	—	(3,288)	(452)	(3,565)
Purchase of securities	—	(34)	—	(67)
Proceeds from sales of lease assets	129	38	632	50
Payments of initial direct costs	—	—	(22)	(49)
Principal payments received on notes receivable	262	167	559	328
Net cash provided by (used in) investing activities	391	(3,117)	717	(3,303)
Financing activities:
Borrowings under non-recourse debt	—	—	1,998	—
Repayments under non-recourse debt	(1,834)	(1,724)	(2,183)	(2,135)
Distributions to Other Members	(751)	(753)	(1,504)	(1,507)
Repurchases of Units	—	(16)	(17)	(16)
Net cash used in financing activities	(2,585)	(2,493)	(1,706)	(3,658)
Net (decrease) increase in cash and cash equivalents	(228)	(3,616)	1,761	(4,284)
Cash and cash equivalents at beginning of period	6,923	11,095	4,934	11,763
Cash and cash equivalents at end of period	$6,695	$7,479	$6,695	$7,479
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$94	$51	$153	$80
Cash paid during the period for taxes	$22	$28	$24	$28
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$295	$289	$295

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

Through June 30, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $43.0 million (inclusive of the $500 initial Member’s capital investment), have been received. As of June 30, 2017, a total of 4,297,836 Units were issued and outstanding.

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

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2017 and 2016 and long-lived tangible assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	For The Six Months Ended June 30,
	2017	% of Total	2016	% of Total
Revenue
United States	$3,190	87%	$2,749	86%
Costa Rica	466	13%	465	14%
Total	$3,656	100%	$3,214	100%

	As of June 30,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$21,482	84%	$23,872	84%
Costa Rica	4,202	16%	4,525	16%
Total	$25,684	100%	$28,397	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company made its initial investment in purchased securities during the first quarter of 2016. As of June 30, 2017 and December 31, 2016, purchased securities both totaled $100 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and six months ended June 30, 2017, the Company recorded unrealized gains of $8 thousand and $48 thousand on fair valuation of its warrants. By comparison, unrealized losses of $1 thousand and unrealized gains of $1 thousand were recorded for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Fund’s portfolio of warrants amounted to $102 thousand and $54 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2017 and 2016.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three and six months ended June 30, 2017 and 2016 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

(v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 36 months and bear interest at rates ranging from 11.45% to 16% per annum. The notes are secured by the equipment financed. The notes mature from 2018 through 2020. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, the minimum future payments receivable are as follows (in thousands):

Six Months Ending December 31, 2017	$597
Year Ending December 31, 2018	768
2019	474
2020	45
1,884
Less: portion representing unearned interest income	(201)
1,683
Unamortized initial direct costs	5
Warrants – notes receivable discount	(41)
Notes receivable, net	$1,647

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
IDC amortization – notes receivable	$1	$1	$3	$3
IDC amortization – lease assets	37	42	107	84
Total	$38	$43	$110	$87

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $14 thousand and $3 thousand at June 30, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables.

The Company had no financing receivables on non-accrual or impaired status at both June 30, 2017 and December 31, 2016.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance June 30, 2017
Net investment in operating leases	$27,986	$(47)	$(2,582)	$25,357
Initial direct costs, net of accumulated amortization of $286 at June 30, 2017 and $302 at December 31, 2016	411	23	(107)	327
Total	$28,397	$(24)	$(2,689)	$25,684

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three and six months ended June 30, 2017 and 2016.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment both totaled $1.3 million for the respective three months ended June 30, 2017 and 2016, and $2.6 million and $2.5 million for the respective six months ended June 30, 2017 and 2016.

IDC amortization expense related to the Company’s operating leases totaled $37 thousand and $42 thousand for the respective three months ended June 30, 2017 and 2016, and $107 thousand and $84 thousand for the respective six months ended June 30, 2017 and 2016.

All of the Company’s leased property was acquired in the years 2014 through 2017.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Dispositions	Balance June 30, 2017
Aviation	$8,013	$452	$—	$8,465
Containers	6,707	—	—	6,707
Coal terminal	5,000	—	—	5,000
Materials handling	4,064	—	(527)	3,537
Transportation, rail	3,311	—	—	3,311
Mining	2,766	—	—	2,766
Marine vessels	2,291	—	—	2,291
Transportation, other	1,830	—	—	1,830
Manufacturing	1,243	—	—	1,243
Construction	799	—	(275)	524
Other	826	—	(257)	569
	36,850	452	(1,059)	36,243
Less accumulated depreciation	(8,864)	(2,582)	560	(10,886)
Total	$27,986	$(2,130)	$(499)	$25,357

The average estimated residual value for assets on operating leases was 32% of the assets’ original cost at both June 30, 2017 and December 31, 2016. There were no operating leases in non-accrual status at June 30, 2017 and December 31, 2016.

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2017	$2,341
Year Ending December 31, 2018	6,064
2019	3,445
2020	2,246
2021	1,331
2022	951
Thereafter	443
$16,821

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three and six months ended June 30, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	189	152	375	299
Asset management fees to Managing Member	174	158	350	309
Acquisition and initial direct costs paid to Managing Member	37	95	200	233
	$400	$405	$925	$841

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At June 30, 2017, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2017, gross operating lease rentals totaled approximately $7.0 million over the remaining lease terms and the carrying value of the pledged assets is $11.0 million. The notes mature from 2017 through 2022.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2017	$744	$98	$842
Year ending December 31, 2018	3,071	180	3,251
2019	1,078	82	1,160
2020	530	53	583
2021	510	34	544
2022	529	15	544
	$6,462	$462	$6,924

8. Borrowing facilities:

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of June 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of June 30, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(985)	(1,030)
Amounts borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,015	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $27.0 million, 0.24 to 1, and 25.84 to 1, respectively, as of June 30, 2017. As such, as of June 30, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of June 30, 2017 and December 31, 2016.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of June 30, 2017, the investment program participants were ATEL 14, LLC, ATEL 15, LLC, ATEL 17, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2017 and December 31, 2016.

9. Commitments:

At June 30, 2017, there were two commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $1.7 million and $1.5 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

10. Members’ Capital:

Units issued and outstanding totaled 4,297,836 and 4,300,336 Units at June 30, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions	$751	$753	$1,503	$1,507
Weighted average number of Units outstanding	4,297,836	4,306,163	4,298,651	4,306,900
Weighted average distributions per Unit	$0.17	$0.17	$0.35	$0.35

11. Fair value measurements:

At June 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had certain other assets or liabilities that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $102 thousand and $54 thousand at June 30, 2017 and December 31, 2016, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets as of the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$94	$55	$54	$53
Unrealized gain (loss) on fair value adjustment for warrants	8	(1)	48	1
Fair value of warrants at end of period	$102	$54	$102	$54

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016:

June 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.67 – $3.88
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	6.82 – 14.45
			Risk-free interest rate	2.12% – 2.44%
			Annualized volatility	33.35% – 46.64%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $3.68
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	7.31 – 14.95
			Risk-free interest rate	2.27% – 2.62%
			Annualized volatility	43.96% – 108.99%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,695	$6,695	$—	$—	$6,695
Notes receivable, net	1,647	—	—	1,647	1,647
Investment in securities	100	—	—	100	100
Fair value of warrants	102	—	—	102	102
Financial liabilities:
Non-recourse debt	6,462	—	—	6,251	6,251

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

Through June 30, 2017, cumulative gross contributions, less recissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $43.0 million (inclusive of the $500 initial Member’s capital investment), have been received. As of June 30, 2017, a total of 4,297,836 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30, 2016:

The Company had net losses of $176 thousand and $254 thousand for the three months ended June 30, 2017 and 2016, respectively. Results for the second quarter of 2017 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended June 30, 2017 increased by $136 thousand, or 8%, as compared to prior year. Such increase was largely due to a $104 thousand, or 7%, increase in operating lease revenues, mainly the result of new operating lease equipment acquisitions; a $16 thousand, or 36%, increase in interest on notes receivable related to new investments in the notes receivable portfolio; a $9 thousand, or nine times, increase in unrealized gains on fair value adjustment for warrants relative to warrant holdings; and a $7 thousand, or 4 times increase in gain on sales of lease assets and early termination, due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended June 30, 2017 increased by $58 thousand, or 3%, as compared to the prior year period. Such net increase was due to a $39 thousand, or 177%, increase in professional fees, due to year over year difference in timing and related billings for professional audit and tax services; a $37 thousand, or 24%, increase in cost reimbursements to Managing Member, pursuant to incremental operations and support efforts; a $16 thousand, or 10%, increase in asset management fees paid to the Manager, primarily due to an increase in managed assets and related revenue; and $14 thousand, or 140% increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements, offset, in part, by a $58 thousand, or 61%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net losses of $344 thousand and $528 thousand for the six months ended June 30, 2017 and 2016, respectively. Results for the first half of 2017 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2017 increased by $442 thousand, or 14%, as compared to the prior year period. Such increase was largely due to a $217 thousand, or 7%, increase in operating lease revenues, the result of the Fund’s acquisition of new equipment for long term operating leases; a $134 thousand gain on sales of lease assets and early termination of notes, primarily due to a change in the volume and mix of assets sold; a $47 thousand, or 5 times, increase in unrealized gains on fair value adjustment for warrants relative to warrant holdings, and a $34 thousand, or 36%, increase in interest on notes receivable related to acquisitions of new notes receivable investments.

Expenses

Total operating expenses for the six months ended June 30, 2017 increased by $258 thousand, or 7%, as compared to the prior year period. The net increase was due to a $76 thousand, or 25%, increase in cost reimbursements to Managing Member, pursuant to incremental operations and support efforts; a $65 thousand, or 3%, increase in depreciation expense, largely due to the addition of approximately $1.5 million in equipment purchased for operating leases since June 30, 2016; a $41 thousand, or 13%, increase in asset management fees paid to the Manager, primarily due to an increase in managed assets and related revenue; a $29 thousand, or 36%, increase in professional fees, due to year over year difference in timing and related billings for professional audit and tax services, a $24 thousand, or 104%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements and a $23 thousand, or 26%, increase in amortization of initial direct costs due to an increase in acquisitions in equipment purchased for operating lease and notes receivable; offset in part by, a decrease of $14 thousand, or 88%, in taxes on income and franchise fees, related to a lower period over period tax accrual estimate; and a $13 thousand, or 10%, decrease in interest expense as a result of a $940 thousand reduction in outstanding debt since June 30, 2016.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.7 million and $4.9 million as of June 30, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$1,966	$1,994	$2,750	$2,677
Investing activities	391	(3,117)	717	(3,303)
Financing activities	(2,585)	(2,493)	(1,706)	(3,658)
Net (decrease) increase in cash and cash equivalents	$(228)	$(3,616)	$1,761	$(4,284)

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017, the Company’s primary source of liquidity was from its portfolio of operating lease contracts and its investments in notes receivable. In addition, the Company realized $129 thousand and $38 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable for the three months ended June 30, 2017 and 2016, respectively.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Cash used to pay down non-recourse debt totaled $1.8 million and $1.7 million for the respective three months ended June 30, 2017 and 2016. Distributions paid to Other Members totaled $751 thousand and $753 thousand for the respective three months ended June 30, 2017 and 2016. In addition, during the prior year period, cash was used to acquire $3.3 million of lease assets. There were no lease assets acquired during the current year period.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017, the Company’s primary source of liquidity was from borrowings of $2.0 million of non-recourse debt as well as cash flow from its portfolio of operating lease contracts, and its investments in notes receivable. During the six months ended June 30, 2016, the Company’s main source of liquidity was from its portfolio of operating lease contracts and its investments in notes receivable. In addition, the Company realized $632 thousand and $50 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable for the six months ended June 30, 2017 and 2016, respectively.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Cash used to pay down debt totaled $2.2 million and $2.1 million for the respective six months ended June 30, 2017 and 2016. Distributions paid to Other Members totaled $1.5 million for each of the six months ended June 30, 2017 and 2016. In addition, cash was used to acquire $452 thousand and $3.6 million of operating lease assets for the respective six months ended June 30, 2017 and 2016.

Revolving credit facility

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of June 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $27.0 million, 0.24 to 1, and 25.84 to 1, respectively, as of June 30, 2017. As such, as of June 30, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2017 (in thousands):

Net loss – GAAP basis	$(852)
Interest expense	222
Depreciation and amortization	5,266
Amortization of initial direct costs	196
Provision for doubtful accounts	8
Unrealized gain on fair valuation of warrants	3
Principal payments received on notes receivable	901
EBITDA (for Credit Facility financial covenant calculation only)	$5,744
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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2017, and paid through June 30, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – May 2017	Jan 2017 – June 2017	1,504		—		1,504		0.35	4,299,072
		$7,069		$—		$7,069		$2.25
Source of distributions
Lease and loan payments and sales proceeds received		$7,069	100.00%	$—	0.00%	$7,069	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$7,069	100.00%	$—	0.00%	$7,069	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, and December 1, 2016 – May 31, 2017 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, there were two commitments to purchase lease assets and fund investments in notes receivable totaling approximately $1.7 million and $1.5 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2017

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