Form 10-Q
period 2017-09-30
ATEL 16, LLC
filed 2017-11-09
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

The number of Limited Liability Company Units outstanding as of October 31, 2017 was 4,287,586.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,815	$4,934
Due from Managing Member	1	—
Due from affiliate	124	—
Accounts receivable, net	215	685
Notes receivable, net	1,467	2,201
Investment in securities	100	100
Warrants, fair value	95	54
Investments in equipment and leases, net	25,990	28,397
Prepaid expenses and other assets	52	45
Total assets	$32,859	$36,416
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$1
Affiliates	—	74
Accrued distributions to Other Members	288	290
Other	124	224
Non-recourse debt	5,978	6,647
Unearned operating lease income	427	326
Total liabilities	6,817	7,562
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	26,042	28,854
Total Members’ capital	26,042	28,854
Total liabilities and Members’ capital	$32,859	$36,416

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,672	$1,696	$5,007	$4,814
Notes receivable interest income	51	46	179	140
Gain (loss) on sales of lease assets and early termination of notes receivable	13	(2)	146	(3)
Unrealized (loss) gain on fair value adjustment for warrants	(7)	19	41	20
Other	3	9	15	11
Total revenues	1,732	1,768	5,388	4,982
Expenses:
Depreciation of operating lease assets	1,242	1,348	3,824	3,865
Asset management fees to Managing Member	176	172	526	481
Acquisition expense	46	76	224	260
Cost reimbursements to Managing Member and/or affiliates	175	176	550	475
Provision for (reversal of) credit losses	26	(6)	37	—
Amortization of initial direct costs	36	44	146	131
Interest expense	57	54	173	183
Professional fees	22	41	132	122
Outside services	18	38	65	71
Taxes on income and franchise fees	9	9	11	25
Other	53	47	172	128
Total expenses	1,860	1,999	5,860	5,741
Net loss	$(128)	$(231)	$(472)	$(759)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(128)	(231)	(472)	(759)
	$(128)	$(231)	$(472)	$(759)
Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.05)	$(0.11)	$(0.18)
Weighted average number of Units outstanding	4,293,491	4,305,636	4,296,912	4,306,475

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	4,307,636	$32,955	$—	$32,955
Repurchases of Units	(7,300)	(54)	—	(54)
Distributions to Other Members ($0.70 per Unit)	—	(3,011)	—	(3,011)
Net loss	—	(1,036)	—	(1,036)
Balance December 31, 2016	4,300,336	28,854	—	28,854
Repurchases of Units	(12,750)	(88)	—	(88)
Distributions to Other Members ($0.52 per Unit)	—	(2,252)	—	(2,252)
Net loss	—	(472)	—	(472)
Balance September 30, 2017 (Unaudited)	4,287,586	$26,042	$—	$26,042

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating activities:
Net loss	$(128)	$(231)	$(472)	$(759)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount-warrants	(4)	—	(13)	—
Depreciation of operating lease assets	1,242	1,348	3,824	3,865
(Gain) loss on sales of lease assets and early termination of notes receivable	(13)	2	(146)	3
Amortization of initial direct costs	36	44	146	131
Provision for (reversal of) credit losses	26	(6)	37	—
Unrealized loss (gain) on fair value adjustment for warrants	7	(19)	(41)	(20)
Changes in operating assets and liabilities:
Accounts receivable	50	180	433	500
Prepaid expenses and other assets	3	153	(7)	(47)
Accounts payable, Managing Member	2	(4)	(2)	(3)
Accounts payable, other	(19)	(80)	(100)	6
Accrued liabilities, affiliates	(172)	229	(198)	270
Unearned operating lease income	(218)	(132)	101	215
Net cash provided by operating activities	812	1,484	3,562	4,161
Investing activities:
Purchases of equipment on operating leases	(1,723)	(1,017)	(2,175)	(4,582)
Purchase of securities	—	—	—	(67)
Proceeds from sales of lease assets	154	11	786	61
Payments of initial direct costs	(10)	(5)	(32)	(54)
Note receivable advances	(60)	(500)	(60)	(500)
Principal payments received on notes receivable	252	173	811	501
Net cash used in investing activities	(1,387)	(1,338)	(670)	(4,641)
Financing activities:
Borrowings under non-recourse debt	—	—	1,998	—
Repayments under non-recourse debt	(484)	(372)	(2,667)	(2,507)
Distributions to Other Members	(750)	(757)	(2,254)	(2,264)
Repurchases of Units	(71)	—	(88)	(16)
Net cash used in financing activities	(1,305)	(1,129)	(3,011)	(4,787)
Net decrease in cash and cash equivalents	(1,880)	(983)	(119)	(5,267)
Cash and cash equivalents at beginning of period	6,695	7,479	4,934	11,763
Cash and cash equivalents at end of period	$4,815	$6,496	$4,815	$6,496
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$76	$67	$229	$147
Cash paid during the period for taxes	$—	$—	$24	$28
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$288	$289	$288	$289

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

Through September 30, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), have been received. As of September 30, 2017, a total of 4,287,586 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2017 and 2016 and long-lived tangible assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	For The Nine Months Ended September 30,
	2017	% of Total	2016	% of Total
Revenue
United States	$4,692	87%	$4,286	86%
Costa Rica	696	13%	696	14%
Total	$5,388	100%	$4,982	100%

	As of September 30,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$21,961	84%	$23,872	84%
Costa Rica	4,029	16%	4,525	16%
Total	$25,990	100%	$28,397	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company made its initial investment in purchased securities during the first quarter of 2016. As of both September 30, 2017 and December 31, 2016, purchased securities totaled $100 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and nine months ended September 30, 2017, the Company recorded an unrealized loss of $7 thousand and unrealized gains of $41 thousand on fair valuation of its warrants. By comparison, unrealized gains of $19 thousand and $20 thousand were recorded for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Fund’s portfolio of warrants amounted to $95 thousand and $54 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2017 and 2016.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three and nine months ended September 30, 2017 and 2016 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 12 to 36 months and bear interest at rates ranging from 4.29% to 16.00% per annum. The notes are secured by the equipment financed. The notes mature from 2018 through 2020. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, the minimum future payments receivable are as follows (in thousands):

Three Months Ending December 31, 2017	$299
Year Ending December 31, 2018	831
2019	474
2020	45
1,649
Less: portion representing unearned interest income	(156)
1,493
Unamortized initial direct costs	11
Warrants – notes receivable discount	(37)
Notes receivable, net	$1,467

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
IDC amortization – notes receivable	$2	$2	$5	$5
IDC amortization – lease assets	34	42	141	126
Total	$36	$44	$146	$131

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $40 thousand and $3 thousand at September 30, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables.

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

At September 30, 2017 and December 31, 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30, 2017	December 31, 2016
Pass	$1,493	$2,193
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$1,493	$2,193

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2017 and December 31, 2016, investment in note receivables is aged as follows (in thousands):

September 30, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,493	$1,493	$—
Total	$—	$—	$—	$—	$1,493	$1,493	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,193	$2,193	$—
Total	$—	$—	$—	$—	$2,193	$2,193	$—

The Company had no financing receivables on non-accrual or impaired status at both September 30, 2017 and December 31, 2016.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance September 30, 2017
Net investment in operating leases	$27,986	$1,476	$(3,818)	$25,644
Assets held for sale or lease, net	—	59	(6)	53
Initial direct costs, net of accumulated amortization of $270 at September 30, 2017 and $302 at December 31, 2016	411	23	(141)	293
Total	$28,397	$1,558	$(3,965)	$25,990

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2017 and 2016.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.2 million and $1.3 million for the respective three months ended September 30, 2017 and 2016, and $3.8 million and $3.9 million for the respective nine months ended September 30, 2017 and 2016.

IDC amortization expense related to the Company’s operating leases totaled $34 thousand and $42 thousand for the respective three months ended September 30, 2017 and 2016, and $141 thousand and $126 thousand for the respective nine months ended September 30, 2017 and 2016.

All of the Company’s leased property was acquired in the years 2014 through 2017.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Dispositions	Balance September 30, 2017
Aviation	$8,013	$452	$—	$8,465
Containers	6,707	—	(16)	6,691
Coal terminal	5,000	—	—	5,000
Railroad	2,294	1,723	—	4,017
Mining	2,766	—	—	2,766
Materials handling	4,065	—	(1,338)	2,727
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,551	—	—	1,551
Trucks and trailers	1,295	—	—	1,295
Manufacturing	1,243	—	—	1,243
Other	1,624	—	(531)	1,093
	36,849	2,175	(1,885)	37,139
Less accumulated depreciation	(8,863)	(3,818)	1,186	(11,495)
Total	$27,986	$(1,643)	$(699)	$25,644

The average estimated residual value for assets on operating leases was 33% of the assets’ original cost at September 30, 2017 and 32% at December 31, 2016. There were no operating leases in non-accrual status at September 30, 2017 and December 31, 2016.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2017	$1,076
Year Ending December 31, 2018	6,265
2019	3,647
2020	2,449
2021	1,534
2022	1,154
Thereafter	765
$16,890

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	20 – 30
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Materials handling	7 – 10
Motor vehicles	7 – 10
Trucks and trailers	7 – 10

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

During the three and nine months ended September 30, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	175	176	550	475
Asset management fees to Managing Member	176	172	526	481
Acquisition and initial direct costs paid to Managing Member	54	81	255	315
	$405	$429	$1,331	$1,271

7. Non-recourse debt:

At September 30, 2017, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2017, gross operating lease rentals totaled approximately $6.4 million over the remaining lease terms and the carrying value of the pledged assets is $10.3 million. The notes mature from 2017 through 2022.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2017	$260	$22	$282
Year ending December 31, 2018	3,071	180	3,251
2019	1,078	82	1,160
2020	530	53	583
2021	510	34	544
2022	529	15	544
	$5,978	$386	$6,364

8. Borrowing facilities:

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of September 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,485)	(1,030)
Amounts borrowed by institutional leasing trust under institutional line	(1,800)	(8,488)
Total remaining available under the working capital, acquisition and warehouse facilities	$71,715	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $26.0 million, 0.23 to 1, and 26.08 to 1, respectively,

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

as of September 30, 2017. As such, as of September 30, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, the investment program participants were ATEL 14, LLC, ATEL 15, LLC, ATEL 17, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2017 and December 31, 2016.

9. Commitments:

At September 30, 2017, there was one commitment to fund investments in notes receivable totaling approximately $4.4 million. This amount represents contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ Capital:

Units issued and outstanding totaled 4,287,586 and 4,300,336 Units at September 30, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions	$749	$750	$2,252	$2,258
Weighted average number of Units outstanding	4,293,491	4,305,636	4,296,912	4,306,475
Weighted average distributions per Unit	$0.17	$0.17	$0.52	$0.52

11. Fair value measurements:

At September 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had certain other assets or liabilities that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $95 thousand and $54 thousand at September 30, 2017 and December 31, 2016, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets as of the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$102	$54	$54	$53
Unrealized (loss) gain on fair value adjustment for warrants	(7)	19	41	20
Fair value of warrants at end of period	$95	$73	$95	$73

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2017 and December 31, 2016:

September 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.67 – $3.88
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	6.60 – 14.20
			Risk-free interest rate	2.11% – 2.46%
			Annualized volatility	36.19% – 46.41%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $3.68
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	7.31 – 14.95
			Risk-free interest rate	2.27% – 2.62%
			Annualized volatility	43.96% – 108.99%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,815	$4,815	$—	$—	$4,815
Notes receivable, net	1,467	—	—	1,467	1,467
Investment in securities	100	—	—	100	100
Warrants, fair value	95	—	—	95	95
Financial liabilities:
Non-recourse debt	5,978	—	—	5,774	5,774

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,934	$4,934	$—	$—	$4,934
Notes receivable, net	2,201	—	—	2,201	2,201
Investment in securities	100	—	—	100	100
Warrants, fair value	54	—	—	54	54
Financial liabilities:
Non-recourse debt	6,647	—	—	6,732	6,732

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

Through September 30, 2017, cumulative gross contributions, less recissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), have been received. As of September 30, 2017, a total of 4,287,586 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2017 versus the three months ended September 30, 2016:

The Company had net losses of $128 thousand and $231 thousand for the three months ended September 30, 2017 and 2016, respectively. Results for the third quarter of 2017 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended September 30, 2017 decreased by $36 thousand, or 2%, as compared to the prior year period. Such decrease was largely due to a $26 thousand, or 137%, unfavorable change in the fair value adjustment for warrants relative to warrant holdings; and a $24 thousand, or 1%, decrease in operating lease revenues, mainly the result of operating lease equipment sale; offset, in part, by a $15 thousand, or eight times, increase in gain on sales of lease assets and early termination of notes receivable, due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended September 30, 2017 decreased by $139 thousand, or 7%, as compared to the prior year period. Such net decrease was mainly due to a $106 thousand, or 8%, decrease in depreciation expense, due to run-off and sales of lease assets; a $30 thousand, or 39%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; a $20 thousand, or 53% decrease in outside services, indicative of reduced utilization of contract professional; and a $19 thousand, or 46%, decrease in professional fees, due to year over year difference in timing and related billings for professional audit and tax services; offset, in part, by a $32 thousand, or more than 5 times, increase in the provision for credit losses, a direct result of receivable writeoffs.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

The Company had net losses of $472 thousand and $759 thousand for the nine months ended September 30, 2017 and 2016, respectively. Results for the first nine months of 2017 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2017 increased by $406 thousand, or 8%, as compared to the prior year period. Such increase was largely due to a $193 thousand, or 4%, increase in operating lease revenues, mainly the result of the Fund’s acquisition of new equipment for long term operating leases; a $149 thousand gain on sales of lease assets and early termination of notes receivable, primarily due to a change in the volume and mix of assets sold; a $39 thousand, or 28% increase in interest income on notes receivable related to funding of new notes receivable investments; and a $21 thousand, or 105%, increase in unrealized gains on fair value adjustment for warrants relative to warrant holdings.

Expenses

Total operating expenses for the nine months ended September 30, 2017 increased by $119 thousand, or 2%, as compared to the prior year period. The net increase was due to a $75 thousand, or 16%, increase in cost reimbursements to Managing Member, due to increased indirect cost allocations, a result of refinement of cost allocation methodology; a $45 thousand, or 9%, increase in asset management fees paid to the Manager, primarily due to an increase in assets under management; a $44 thousand, or 34%, increase in other expenses that are primarily related to bank charges, miscellaneous expenses and printing and photocopying; and a $37 thousand, increase in the provision for credit losses, a direct result of receivable writeoffs; offset, in part, by a $41 thousand, or 1%, decrease in depreciation expense, due to lease assets run-off and sales of lease assets; and a $36 thousand, or 14%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.8 million and $4.9 million as of September 30, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$812	$1,484	$3,562	$4,161
Investing activities	(1,387)	(1,338)	(670)	(4,641)
Financing activities	(1,305)	(1,129)	(3,011)	(4,787)
Net decrease in cash and cash equivalents	$(1,880)	$(983)	$(119)	$(5,267)

The three months ended September 30, 2017 versus the three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, the Company’s primary source of liquidity was from its portfolio of operating lease contracts and its investments in notes receivable. In addition, the Company realized $154 thousand and $11 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable for the three months ended September 30, 2017 and 2016, respectively.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Cash used to pay down non-recourse debt totaled $484 thousand and $372 thousand for the respective three months ended September 30, 2017 and 2016. Distributions paid to Other Members totaled $750 thousand and $757 thousand for the respective three months ended September 30, 2017 and 2016. Cash used to invest in notes receivable totaled $60 thousand and $500 thousand for the respective three months ended September 30, 2017 and 2016. In addition, cash was used to acquire $1.7 million and $1.0 million of lease assets for the respective three months ended September 30, 2017 and 2016.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, the Company’s primary source of liquidity was from $2.0 million of non-recourse debt as well as cash flow from its portfolio of operating lease contracts, and its investments in notes receivable. Cash used to invest in notes receivable totaled $60 thousand and $500 thousand for the respective nine months ended September 30, 2017 and 2016. In addition, the Company realized $786 thousand and $61 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable for the nine months ended September 30, 2017 and 2016, respectively.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Cash used to pay down debt totaled $2.7 million and $2.5 million for the respective nine months ended September 30, 2017 and 2016. Distributions paid to Other Members totaled $2.3 million for each of the nine months ended September 30, 2017 and 2016. In addition, cash was used to acquire $2.2 million and $4.6 million of operating lease assets for the respective nine months ended September 30, 2017 and 2016.

Revolving credit facility

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of September 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $26.0 million, 0.23 to 1, and 26.08 to 1, respectively, as of September 30, 2017. As such, as of September 30, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2017 (in thousands):

Tangible Net Worth	$26,042
Total Debt	5,978
Net loss – GAAP basis	$(749)
Interest expense	225
Depreciation and amortization	5,160
Amortization of initial direct costs	189
Provision for doubtful accounts	40
Unrealized gain on fair valuation of warrants	29
Principal payments received on notes receivable	980
EBITDA (for Credit Facility financial covenant calculation only)	$5,874
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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2017, and paid through September 30, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – August 2017	Jan 2017 – Sept 2017	2,254		—		2,254		0.52	4,298,320
		$7,819		$—		$7,819		$2.42
Source of distributions
Lease and loan payments and sales proceeds received		$7,819	100.00%	$—	0.00%	$7,819	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$7,819	100.00%	$—	0.00%	$7,819	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, and December 1, 2016 – August 31, 2017 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2017, there was one commitment to fund investments in notes receivable totaling approximately $4.4 million. This amount represents contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 9, 2017

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