Form 10-K
period 2017-12-31
ATEL 16, LLC
filed 2018-03-27
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2017
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-55417

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒		(Do not check if a smaller reporting company)

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2018 was 4,274,486.

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

As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,285,986 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2017, the Company had purchased equipment with a total acquisition price of $39.0 million. The Company had also funded investments in notes receivable totaling $3.8 million through December 31, 2017.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2017 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Aviation	$8,465	21.62%
Containers	6,803	17.38%
Coal terminal	5,000	12.77%
Materials handling	4,064	10.38%
Transportation, rail	5,034	12.86%
Mining	2,766	7.07%
Marine vessels	2,291	5.85%
Transportation	1,858	4.75%
Manufacturing	1,243	3.18%
Construction	799	2.04%
Other	826	2.12%
	$39,149	100.02%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Agriculture	$8,363	21.36%
Manufacturing	2,824	7.21%
Transportation	6,593	16.84%
Transportation, air	6,231	15.92%
Utilities	7,291	18.62%
Transportation, rail	4,352	11.12%
Construction	1,580	4.04%
Refuse systems	997	2.55%
Other	918	2.34%
	$39,149	100.00%

From inception through December 31, 2017, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$1,302	$320	$1,183
Containers	112	74	25
Transportation	109	84	52
Construction	275	259	78
Other	257	244	83
	$2,055	$981	$1,421

For further information regarding the Company’s equipment lease portfolio as of December 31, 2017, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2017 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Research	$1,930	51.06%
Computers	350	9.26%
Other	1,500	39.68%
	$3,780	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$1,430	37.83%
Electrical	1,000	26.46%
Health services	900	23.81%
Business services	237	6.27%
Computer engines	113	2.99%
Chemical	100	2.64%
	$3,780	100.00%

From inception through December 31, 2017, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computers	$350	$—	$437
Research	130	—	152
Other	500	359	219
	$980	$359	$808

For further information regarding the Company’s notes receivable portfolio as of December 31, 2017, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2017.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (1.25% of the aggregate original equipment cost of Portfolio Assets during offering stage, 1.75% of the aggregate net Portfolio Assets during operating stage and 1.75% of the Book Value of the Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be)
•	carried interest applicable for the Fund (0.01% of distributions)
•	Operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 165.9%, based on ATEL’s historical track record as of December 31, 2017.

For Off-Lease:  A fair value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2017 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $8.37. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2017, and paid through December 31, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2017 (in thousands, except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
		$8,566		$—		$8,566		$2.60
Source of distributions
Lease and loan payments and sales proceeds received		$8,566	100.00%	$—	0.00%	$8,566	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$8,566	100.00%	$—	0.00%	$8,566	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, and December 1, 2016 – November 30, 2017, respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2017, 4,285,986 Units were issued and outstanding.

During 2015, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested and will reinvest cash flow in excess of certain amounts required to be distributed to the members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period which ends December 31, 2021, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”) dated November 1, 2013 as amended.

The Company may continue until terminated as provided in the ATEL 16, LLC Operating Agreement. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 9 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2017. The utilization percentage of existing assets under lease was 99% at December 31, 2017 and 100% at December 31, 2016.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2017 versus 2016

The Company had net losses of $616 thousand and $1.0 million for the years ended December 31, 2017 and 2016, respectively. Results for 2017 reflect increases in total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2017 increased by a net $451 thousand, or 7%, as compared to prior year. Such increase was largely due to a $188 thousand, or twenty times, increase in gain on sales of lease assets and early termination of notes receivable, primarily due to a change in the volume and mix of assets sold; a $135 thousand, or 2%, increase in operating lease revenues, mainly the result of the Fund’s acquisition of new equipment for long term operating leases; a $106 thousand, or 208%, a favorable change in unrealized gains on fair value adjustment for warrants relative to warrant holdings; and a $30 thousand, or 16%, increase in interest income on notes receivable related to funding of new notes receivable investments.

Expenses

Total expenses for 2017 increased by $31 thousand, as compared to prior year. The increase in total expenses was largely a result of a $178 thousand, or 28%, increase in cost reimbursements to Manager Member and or/ affiliates, due to increased cost allocations, a result of refinement of cost allocation methodology; a $100 thousand, increase in impairment losses on investment in securities; a $49 thousand, or 28%, increase in other expenses related to bank charges, miscellaneous expenses and printing and photocopying; and a $29 thousand, increase in the provision for credit losses, a direct result of receivable writeoffs; offset, in part, by a $139 thousand, or 3%, decrease in depreciation expense, due to portfolio run-off and sales of lease assets; a $96 thousand, or 15%, decrease in asset management fees paid to the Manager, primarily due to a decrease in assets under management; and a $71 thousand, or 24%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets.

Capital Resources and Liquidity

At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $5.0 million and $4.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2017	2016
Net cash provided by (used in):
Operating activities	$4,404	$4,520
Investing activities	(324)	(5,389)
Financing activities	(4,029)	(5,960)
Net increase (decrease) in cash and cash equivalents	$51	$(6,829)

2017 versus 2016

During 2017, the Company’s primary source of liquidity was from $2.0 million of non-recourse debt as well as cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The net cash provided by the Company’s operating activities were $4.4 million and $4.5 million for 2017 and 2016, respectively. In addition, the Company realized $1.2 million and $82 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable for the respective years 2017 and 2016. The principal payments received on notes receivable were $1.1 million and $670 thousand for the respective years 2017 and 2016.

During 2017 and 2016, cash was primarily used to acquire lease assets totaling $2.2 million and $4.6 million, respectively. Cash used to invest in notes receivable totaled $400 thousand and $1.4 million for the respective years 2017 and 2016. Cash used to pay down non-recourse debt totaled $2.9 million for both years 2017 and 2016. Distributions paid to Other Members totaled $3.0 million for both years 2017 and 2016.

Revolving credit facility

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. After various amendments to extend, and adjust the base amounts availability, the Credit Facility has been extended to June 30, 2019. ATEL 17, LLC, an affiliated company, has been added to the credit facility. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc.
The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $25 million, 0.23 to 1, and 26.85 to 1, respectively, as of December 31, 2017. As such, as of December 31, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2017 (in thousands):

Net loss – GAAP basis	$(616)
Interest expense	227
Depreciation and amortization	5,062
Impairment losses on investment securities	100
Amortization of initial direct costs	180
Provision for doubtful accounts	32
Unrealized gain on fair valuation of warrants	55
Principal payments received on notes receivable	1,056
EBITDA (for Credit Facility financial covenant calculation only)	$6,096
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

Non-Recourse Long-Term Debt

As of December 31, 2017 and 2016, the Company had non-recourse long-term debt totaling $5.7 million and $6.6 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2017 and 2016, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2017. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2017, there was a commitment to fund investments in notes receivable totaling $7.2 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
ATEL 16, LLC

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 26, 2018

We have served as the Company’s auditor since 2007.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$4,985	$4,934
Due from Managing Member	143	—
Accounts receivable, net of allowance for doubtful accounts of $35 at December 31, 2017 and $3 at December 31, 2016	643	685
Notes receivable, net of unearned interest income of $158 at December 31, 2017 and $319 at December 31, 2016	1,230	2,201
Investment in securities	—	100
Warrants, fair value	109	54
Investments in equipment and leases, net of accumulated depreciation of $12,720 at December 31, 2017 and $8,863 at December 31, 2016	24,646	28,397
Prepaid expenses and other assets	31	45
Total assets	$31,787	$36,416
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$1
Affiliates	205	74
Accrued distributions to Other Members	284	290
Other	163	224
Non-recourse debt	5,717	6,647
Unearned operating lease income	273	326
Total liabilities	6,642	7,562
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	25,145	28,854
Total Members’ capital	25,145	28,854
Total liabilities and Members’ capital	$31,787	$36,416

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

	2017	2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$6,626	$6,491
Notes receivable interest income	221	191
Gain (loss) on sales of lease assets and early termination of notes receivable	179	(9)
Unrealized gain (loss) on fair value adjustment for warrants	55	(51)
Other	17	25
Total revenues	7,098	6,647
Expenses:
Depreciation of operating lease assets	5,062	5,201
Asset management fees to Managing Member	559	655
Acquisition expense	223	294
Cost reimbursements to Managing Member and/or affiliates	824	646
Provision for credit losses	32	3
Impairment losses on investment in securities	100	—
Amortization of initial direct costs	180	174
Interest expense	227	235
Professional fees	166	155
Outside services	92	111
Taxes on income and franchise fees	25	34
Other	224	175
Total expenses	7,714	7,683
Net loss	$(616)	$(1,036)
Net loss:
Managing Member	$—	$—
Other Members	(616)	(1,036)
	$(616)	$(1,036)
Net loss per Limited Liability Company Unit (Other Members)	$(0.14)	$(0.24)
Weighted average number of Units outstanding	4,294,439	4,305,488

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPTIAL

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	4,307,636	$32,955	$—	$32,955
Repurchases of Units	(7,300)	(54)	—	(54)
Distributions to Other Members ($0.70 per Unit)	—	(3,011)	—	(3,011)
Net loss	—	(1,036)	—	(1,036)
Balance December 31, 2016	4,300,336	28,854	—	28,854
Repurchases of Units	(14,350)	(98)	—	(98)
Distributions to Other Members ($0.70 per Unit)	—	(2,995)	—	(2,995)
Net loss	—	(616)	—	(616)
Balance December 31, 2017	4,285,986	$25,145	$—	$25,145

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
Operating activities:
Net loss	$(616)	$(1,036)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount – warrants	(17)	(2)
Depreciation of operating lease assets	5,062	5,201
(Gain) loss on sales of lease assets and early termination of notes receivable	(179)	9
Amortization of initial direct costs	180	174
Provision for credit losses	32	3
Inpairment losses on investment in securities	100	—
Unrealized (gain) loss on fair value adjustment for warrants	(55)	51
Changes in operating assets and liabilities:
Accounts receivable	10	17
Prepaid expenses and other assets	14	(36)
Accounts payable, Managing Member	(144)	(4)
Accounts payable, other	(61)	66
Accrued liabilities, affiliates	131	(23)
Unearned operating lease income	(53)	100
Net cash provided by operating activities	4,404	4,520
Investing activities:
Purchases of equipment on operating leases	(2,175)	(4,582)
Purchase of securities	—	(100)
Proceeds from early termination of notes receivable	359	—
Proceeds from sales of lease assets	887	82
Payments of initial direct costs	(51)	(59)
Note receivable advances	(400)	(1,400)
Principal payments received on notes receivable	1,056	670
Net cash used in investing activities	(324)	(5,389)
Financing activities:
Borrowings under non-recourse debt	1,998	—
Repayments under non-recourse debt	(2,928)	(2,890)
Distributions to Other Members	(3,001)	(3,016)
Repurchases of Units	(98)	(54)
Net cash used in financing activities	(4,029)	(5,960)
Net increase (decrease) in cash and cash equivalents	51	(6,829)
Cash and cash equivalents at beginning of year	4,934	11,763
Cash and cash equivalents at end of year	$4,985	$4,934
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$251	$155
Cash paid during the year for taxes	$24	$28
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$284	$290

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

As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,285,986 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7, Related party transactions). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2017 and 2016, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements and adjustments thereto.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, are related to equipment on operating lease contracts and notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than the net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarize geographic information relating to the sources, by nation, of the Company's total revenues for the years ended December 31, 2017 and 2016 and long-lived assets as of December 31, 2017 and 2016 (dollars in thousands):

	For The Year Ended December 31,
	2017	% of Total	2016	% of Total
Revenue
United States	$6,170	87%	$5,723	86%
Costa Rica	928	13%	924	14%
Total	$7,098	100%	$6,647	100%

	As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$20,778	84%	$23,872	84%
Costa Rica	3,868	16%	4,525	16%
Total	$24,646	100%	$28,397	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of December 31, 2017 and 2016, investments in equity securities totaled $0 and $100 thousand, respectively. The Company recorded fair value adjustments on investment in securities totaling $100 thousand and $0 during 2017 and 2016, respectively. There were no sales or disposition of securities in 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $55 thousand and unrealized losses of $51 thousand on fair valuation of its warrants during 2017 and 2016, respectively. The Company recorded no new warrants in 2017. The Company recorded new warrants in 2016. The estimated fair value of the Company’s warrants were $109 thousand and $54 thousand at December 31, 2017 and 2016 respectively. The Company realized no gains or losses from the net exercise of warrants during 2017 and 2016.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2017 and 2016, the related provision for state income taxes was approximately $25 thousand and

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

$34 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Financial statement basis of net assets	$25,145	$28,854
Tax basis of net assets (unaudited)	24,325	29,361
Difference	$820	$(507)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net loss per financial statements	$(616)	$(1,036)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,529)	(3,633)
Provision for losses and doubtful accounts	32	4
Adjustments to revenues	(108)	151
Adjustments to gain on sales of assets	183	33
Other	1	12
Loss per federal tax return (unaudited)	$(2,037)	$(4,469)

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 —  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2017 and 2016, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2017	2016
Utilities	20%	20%
Agriculture	19%	21%
Transportation, air	17%	16%
Transportation	14%	18%
Transportation, rail	14%	*
*	Less than 10%

During 2017 and 2016, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2017	2016
Federal Express Corporation	Aviation	22%	23%
Chiquita Brands, LLC	Containers	14%	14%
AEP Generating Company	Coal terminal	*	*
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2017, the original terms of the notes are from 9 to 36 months with interest at rates ranging from 4.15% to 16.07% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2018 through 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2017, the minimum future payments receivable are as follows (in thousands):

Year Ending December 31, 2018	$793
2019	430
2020	155
2021	15
1,393
Less: portion representing unearned interest income	(158)
1,235
Unamortized initial direct costs	17
Less: warrants – notes receivable discount	(22)
Notes receivable, net	$1,230

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
IDC amortization – notes receivable	$11	$6
IDC amortization – lease assets	169	168
Total	$180	$174

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance December 31, 2017
Net investment in operating leases	$27,986	$1,436	$(5,055)	$24,367
Assets held for sale or lease, net	—	14	(7)	7
Initial direct costs, net of accumulated amortization of $272 at December 31, 2017 and $302 at December 31, 2016	411	30	(169)	272
Total	$28,397	$1,480	$(5,231)	$24,646

Impairment of investments in leases:

The Company recorded no fair value adjustment during 2017 and 2016 to reduce the cost basis of certain impaired off-lease equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $5.1 million and $5.2 million for the years ended December 31, 2017 and 2016, respectively. IDC amortization expense related to the Company’s operating leases totaled $169 thousand and $168 thousand for 2017 and 2016, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2017.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Dispositions	Balance December 31, 2017
Aviation	$8,013	$452	$—	$8,465
Containers	6,707	—	(16)	6,691
Coal terminal	5,000	—	—	5,000
Railroad	2,294	1,723	—	4,017
Mining	2,766	—	—	2,766
Materials handling	4,064	—	(1,338)	2,726
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,551	—	(81)	1,470
Trucks and trailers	1,295	—	—	1,295
Manufacturing	1,243	—	—	1,243
Other	1,626	—	(531)	1,095
	36,850	2,175	(1,966)	37,059
Less accumulated depreciation	(8,864)	(5,054)	1,226	(12,692)
Total	$27,986	$(2,879)	$(740)	$24,367

The average estimated residual value for assets on operating leases was 33% and 32% of the assets’ original cost at December 31, 2017 and 2016, respectively. There were no operating leases in non-accrual status at December 31, 2017 and 2016.

At December 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year Ending December 31, 2018	$6,249
2019	3,641
2020	2,449
2021	1,534
2022	1,154
Thereafter	764
$15,791

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Railroad	35 – 40
Marine vessel	20 – 30
Aviation	20 – 30
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Materials handling	7 – 10
Motor vehicles	7 – 10
Trucks and trailers	7 – 10

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Operating Leases
Balance December 31, 2016	$3
Provision for credit losses	32
Balance December 31, 2017	$35

As of December 31, 2017 and 2016, the Company’s allowance for credit losses (related solely to financing receivables) were as follows (in thousands):

December 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$1,230[1]
Ending balance: individually evaluated for impairment	$1,230
Ending balance: collectively evaluated for impairment	$—
[1]	Includes $17 of unamortized initial direct costs and $22 warrants — notes receivable discount.

December 31, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$2,201[2]
Ending balance: individually evaluated for impairment	$2,201
Ending balance: collectively evaluated for impairment	$—
[2]	Includes $8 of unamortized initial direct costs.

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

At December 31, 2017 and 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	2017	2016
Pass	$1,134	$2,193
Special mention	—	—
Substandard	101	—
Doubtful	—	—
Total	$1,235	$2,193

There were no impaired loans as of December 31, 2017 and 2016.

At December 31, 2017 and 2016, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,235	$1,235	$—
Total	$—	$—	$—	$—	$1,235	$1,235	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,193	$2,193	$—
Total	$—	$—	$—	$—	$2,193	$2,193	$—

As of December 31, 2017 and 2016, the Company had no notes receivable on non-accrual status (See Note 4).

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$824	$646
Asset management fees to Managing Member	559	655
Acquisition and initial direct costs paid to Managing Member	272	352
	$1,655	$1,653

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2017 and 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.25% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2017, gross operating lease rentals totaled approximately $6.1 million over the remaining lease terms; and the carrying value of the pledged assets is $9.6 million. The notes mature at various dates from 2018 through 2022.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2018	$3,070	$180	$3,250
2019	1,078	82	1,160
2020	530	53	583
2021	510	34	544
2022	529	15	544
	$5,717	$364	$6,081

9. Borrowing facilities:

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of December 31, 2017, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. ATEL 17, LLC, an affiliated company, has been added to the credit facility. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2017 and 2016, borrowings under the Credit Facility were as follows (in thousands):

	2017	2016
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(5,770)	(1,030)
Amounts borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the working capital, acquisition and warehouse facilities	$69,230	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $25.2 million, 0.23 to 1, and 26.85 to 1, respectively, as of December 31, 2017. As such, as of December 31, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2017 and 2016.

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

As of December 31, 2017, the investment program participants were the Company, ATEL 14, LLC, ATEL 15, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

10. Commitments:

At December 31, 2017, there was a commitment to fund investments in notes receivable totaling $7.2 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

A total of 4,285,986 Units and 4,300,336 Units were issued and outstanding at December 31, 2017 and 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial members. Commencing with the initial closing date, net income and net loss are to be allocated 99.9% to the Other Members and 0.01% to the Managing Member.

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the Other Members. The Company commenced periodic distributions in the second quarter of 2014.

Distributions to the Other Members for the years ended December 31, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	2017	2016
Distributions	$2,995	$3,011
Weighted average number of Units outstanding	4,294,439	4,305,488
Weighted average distributions per Unit	$0.70	$0.70

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

At December 31, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. As of the same periods, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2017 and 2016, the calculated fair value of the Fund’s warrant portfolio approximated $109 thousand and $54 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2017	2016
Fair value of warrants at beginning of year	$54	$53
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	52
Unrealized gain (loss) on fair value adjustment for warrants	55	(51)
Fair value of warrants at end of year	$109	$54

Impaired investment securities (non-recurring)

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

During 2017 and 2016, the Company recorded fair value adjustments totaling $100 and $0 to reduce the cost basis of an impaired investment security, respectively. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2017 (in thousands):

	December 31, 2017	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets:
Impaired investment securities	$100	—	—	$100

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2017 and 2016:

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.67 – $4.59
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	6.35 – 13.95
			Risk-free interest rate	2.29% – 2.47%
			Annualized volatility	35.35% – 46.05%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $3.68
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	7.31 – 14.95
			Risk-free interest rate	2.27% – 2.62%
			Annualized volatility	43.96% – 108.99%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,985	$4,985	$—	$—	$4,985
Notes receivable, net	1,230	—	—	1,230	1,230
Warrants, fair value	109	—	—	109	109
Financial liabilities:
Non-recourse debt	5,717	—	—	5,756	5,756

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,934	$4,934	$—	$—	$4,934
Notes receivable, net	2,201	—	—	2,201	2,201
Investment in securities	100	—	—	100	100
Warrants, fair value	54	—	—	54	54
Financial liabilities:
Non-recourse debt	6,647	—	—	6,732	6,732

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2017.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control over financial reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 67, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 64, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 59, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2017 and 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2017, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred audit fees with its principal auditors totaling $123 thousand and $111 thousand, respectively.

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

Date: March 26, 2018

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 26, 2018
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 26, 2018
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 26, 2018

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.