Form 10-Q
period 2018-03-31
ATEL 16, LLC
filed 2018-05-15
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017
(In Thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,154	$4,985
Due from Managing Member	74	143
Accounts receivable, net	958	643
Notes receivable, net	2,739	1,230
Warrants, fair value	191	109
Investments in equipment and leases, net	23,269	24,646
Prepaid expenses and other assets	53	31
Total assets	$30,438	$31,787
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Affiliates	$87	$205
Accrued distributions to Other Members	289	284
Other	111	163
Non-recourse debt	5,236	5,717
Unearned operating lease income	497	273
Total liabilities	6,220	6,642
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	24,218	25,145
Total Members’ capital	24,218	25,145
Total liabilities and Members’ capital	$30,438	$31,787

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,589	$1,672
Notes receivable interest income	104	68
(Loss) gain on sales of lease assets and early termination of notes receivable	(2)	124
Unrealized (loss) gain on fair value adjustment for warrants	(1)	40
Other	4	11
Total revenues	1,694	1,915
Expenses:
Depreciation of operating lease assets	1,217	1,319
Asset management fees to Managing Member	127	176
Acquisition expense	54	141
Cost reimbursements to Managing Member and/or affiliates	208	186
(Reversal of) provision for credit losses	(28)	2
Amortization of initial direct costs	36	72
Interest expense	47	51
Professional fees	58	49
Outside services	32	45
Taxes on income and franchise fees	12	(1)
Other	46	43
Total expenses	1,809	2,083
Net loss	$(115)	$(168)
Net loss:
Managing Member	$—	$—
Other Members	(115)	(168)
	$(115)	$(168)
Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.04)
Weighted average number of Units outstanding	4,278,319	4,299,475

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	4,300,336	$28,854	$—	$28,854
Repurchases of Units	(14,350)	(98)	—	(98)
Distributions to Other Members ($0.70 per Unit)	—	(2,995)	—	(2,995)
Net loss	—	(616)	—	(616)
Balance December 31, 2017	4,285,986	25,145	—	25,145
Repurchases of Units	(11,500)	(70)	—	(70)
Distributions to Other Members ($0.17 per Unit)	—	(742)	—	(742)
Net loss	—	(115)	—	(115)
Balance March 31, 2018 (unaudited)	4,274,486	$24,218	$—	$24,218

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(115)	$(168)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount-warrants	(7)	(4)
Depreciation of operating lease assets	1,217	1,319
Loss (gain) on sales of lease assets and early termination of notes receivable	2	(124)
Amortization of initial direct costs	36	72
(Reversal of) provision for credit losses	(28)	2
Unrealized loss (gain) on fair value adjustment for warrants	1	(40)
Changes in operating assets and liabilities:
Accounts receivable	(287)	(400)
Prepaid expenses and other assets	(22)	5
Accounts payable, Managing Member	69	(2)
Accounts payable, other	(52)	(37)
Accrued liabilities, affiliates	(118)	93
Unearned operating lease income	224	68
Net cash provided by operating activities	920	784
Investing activities:
Purchases of equipment on operating leases	—	(452)
Proceeds from sales of lease assets	130	503
Payments of initial direct costs	(7)	(22)
Note receivable advances	(1,974)	—
Principal payments received on notes receivable	388	297
Net cash (used in) provided by investing activities	(1,463)	326
Financing activities:
Borrowings under non-recourse debt	—	1,998
Repayments under non-recourse debt	(481)	(349)
Distributions to Other Members	(737)	(753)
Repurchases of Units	(70)	(17)
Net cash (used in) provided by financing activities	(1,288)	879
Net (decrease) increase in cash and cash equivalents	(1,831)	1,989
Cash and cash equivalents at beginning of period	4,985	4,934
Cash and cash equivalents at end of period	$3,154	$6,923
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$65	$59
Cash paid during the period for taxes	$—	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$290

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

Through March 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2018, a total of $4,274,486 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2018 and 2017 and long-lived tangible assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	For The Three Months Ended March 31,
	2018	% of Total	2017	% of Total
Revenue
United States	$1,465	86%	$1,682	88%
Costa Rica	229	14%	233	12%
Total	$1,694	100%	$1,915	100%

	As of March 31,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
United States	$19,556	84%	$20,778	84%
Costa Rica	3,713	16%	3,868	16%
Total	$23,269	100%	$24,646	100%

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company recorded fair value adjustments on investment in securities totaling $0 and $100 thousand at March 31, 2018 and December 31, 2017, respectively. There were no sales or disposition of securities during the three months ended March 31, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2018 and 2017, the Company recorded an unrealized loss of $1 thousand and unrealized gains of $40 thousand on fair valuation of its warrants.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The Company recorded new warrants in March 2018. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Fund’s portfolio of warrants amounted to $191 thousand and $109 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three months ended March 31, 2018 and 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three months ended March 31, 2018 and 2017 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 825.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 9 to 36 months and bear interest at rates ranging from 4.15% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2018 through 2021. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the minimum future payments receivable are as follows (in thousands):

Nine Months Ending December 31, 2018	$1,335
Year Ending December 31, 2019	1,459
2020	381
2021	15
3,190
Less: portion representing unearned interest income	(369)
2,821
Unamortized initial direct costs	16
Less: warrants – notes receivable discount	(98)
Notes receivable, net	$2,739

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
IDC amortization – notes receivable	$8	$2
IDC amortization – lease assets	28	70
Total	$36	$72

4. Allowance for credit losses:

As of March, 31, 2018 and December 31, 2017, the Company’s allowance for credit losses (are as follows (in thousands):

Operating Leases
Balance December 31, 2016	$3
Provision for credit losses	32
Balance December 31, 2017	$35
Reversal of provision for credit losses	(28)
Balance March 31, 2018	$7

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2018 and December 31, 2017, the Company’s allowance for credit losses (related solely to financing receivables) were as follows (in thousands):

March 31, 2018	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$2,739[1]
Ending balance: individually evaluated for impairment	$2,739
Ending balance: collectively evaluated for impairment	$—
[1]	Includes $16 of unamortized initial direct costs and $98 of warrants — notes receivable discount.

December 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$1,230[2]
Ending balance: individually evaluated for impairment	$1,230
Ending balance: collectively evaluated for impairment	$—
[2]	Includes $17 of unamortized initial direct costs and $22 of warrants — notes receivable discount.

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

At March 31, 2018 and December 31, 2017, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31, 2018	December 31, 2017
Pass	$2,719	$1,134
Special mention	102	—
Substandard	—	101
Doubtful	—	—
Total	$2,821	$1,235

There were no or impaired loans as of March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

March 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,821	$2,821	$—
Total	$—	$—	$—	$—	$2,821	$2,821	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,235	$1,235	$—
Total	$—	$—	$—	$—	$1,235	$1,235	$—

As of March 31, 2018 and December 31, 2017, the Company had no notes receivable on non-accrual status (See Note 3).

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance March 31, 2018
Net investment in operating leases	$24,367	$(125)	$(1,217)	$23,025
Assets held for sale or lease, net	7	(7)	—	—
Initial direct costs, net of accumulated amortization of $300 at March 31, 2018 and $272 at December 31, 2017	272	—	(28)	244
Total	$24,646	$(132)	$(1,245)	$23,269

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in lease assets:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three months ended March 31, 2018 and 2017.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.2 million and $1.3 million for the respective three months ended March 31, 2018 and 2017.

IDC amortization expense related to the Company’s operating leases totaled $28 thousand and $70 thousand for the respective three months ended March 31, 2018 and 2017.

All of the Company’s leased property was acquired in the years 2014 through 2017.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Dispositions	Balance March 31, 2018
Aviation	$8,465	$—	$—	$8,465
Containers	6,691	—	(18)	6,673
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	2,726	—	(383)	2,343
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,470	—	(55)	1,415
Trucks and trailers	1,295	—	—	1,295
Manufacturing	1,243	—	—	1,243
Other	1,095	—	—	1,095
	37,059	—	(456)	36,603
Less accumulated depreciation	(12,692)	(1,217)	331	(13,578)
Total	$24,367	$(1,217)	$(125)	$23,025

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 33% of the assets’ original cost at both March 31, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at March 31, 2018 and December 31, 2017.

At March 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2018	$4,919
Year ending December 31, 2019	3,637
2020	2,449
2021	1,534
2022	1,154
2023	349
Thereafter	414
$14,456

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three months ended March 31, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$208	$186
Asset management fees to Managing Member	127	176
Acquisition and initial direct costs paid to Managing Member	61	164
	$396	$526

7. Non-recourse debt:

At March 31, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.25% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2018, gross operating lease rentals totaled approximately $5.5 million over the remaining lease terms and the carrying value of the pledged assets is $8.9 million. The notes mature from 2018 through 2022.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2018	$2,589	$115	$2,704
Year ending December 31, 2019	1,078	82	1,160
2020	530	53	583
2021	510	34	544
2022	529	15	544
	$5,236	$299	$5,535

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

As of March 31, 2018 and December 31, 2017, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2018	December 31, 2017
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships, institutional line and limited liability companies under the venture, acquisition and warehouse facilities	(3,515)	(5,770)
Total remaining available under the working capital, acquisition and warehouse facilities	$71,485	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $24.2 million, 0.22 to 1, and 26.9 to 1, respectively, as of March 31, 2018. As such, as of March 31, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, the investment program participants were ATEL 14, LLC, ATEL 15, LLC, ATEL 17, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2018 and December 31, 2017.

9. Commitments:

At March 31, 2018, there was a commitment to fund investments in notes receivable totaling $6.0 million. This contract awards may be canceled by the prospective borrower/lessee or may not be accepted by the Company prior to funding.

10. Members’ Capital:

Units issued and outstanding totaled 4,274,486 and 4,285,986 Units at March 31, 2018 and December 31, 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ Capital: - (continued)

Distributions to the Other Members for the three months ended March 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions	$742	$753
Weighted average number of Units outstanding	4,278,319	4,299,475
Weighted average distributions per Unit	$0.17	$0.18

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2018 and December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $191 thousand and $109 thousand at March 31, 2018 and December 31, 2017, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value of warrants at beginning of period	$109	$54
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	83	—
Unrealized (loss) gain on fair value adjustment for warrants	(1)	40
Fair value of warrants at end of period	$191	$94

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2018 and December 31, 2017:

March 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.64 – $4.59
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	6.10 – 13.70
			Risk-free interest rate	2.63% – 2.78%
			Annualized volatility	35.89% – 58.16%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.67 – $4.59
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	6.35 – 13.95
			Risk-free interest rate	2.29% – 2.47%
			Annualized volatility	35.35% – 46.05%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

Investment in securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Non-recourse debt

The Company uses the income approach to estimate the fair value of the non-recourse debt. The income approach converts future amounts (for example, case flows or income and expenses) to a single current (that is, discounted) amount. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,154	$3,154	$—	$—	$3,154
Notes receivable, net	2,739	—	—	2,540	2,540
Warrants, fair value	191	—	—	191	191
Financial liabilities:
Non-recourse debt	5,236	—	—	5,241	5,241

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

Through March 31, 2018, cumulative gross contributions, less recissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), have been received. As of March 31, 2018, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company had net losses of $115 thousand and $168 thousand for the three months ended March 31, 2018 and 2017, respectively. Results for the first quarter of 2018 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2018 decreased by a $221 thousand, or 12%, as compared to the prior year period. Such decrease in revenues was primarily due to a $126 thousand, or 102%, decrease in gains from the sales of lease assets and the early termination of notes receivable, primarily due to a change in the volume and mix of assets sold; an $83 thousand, or 5%, decrease in operating lease revenue, mainly the result of run-off and disposition of lease assets; a $41 thousand, or 103%, an unfavorable change in unrealized gains on fair value adjustment for warrants relative to warrant holdings; offset, in part, by a $36 thousand, or 53%, increase in interest income on notes receivable related to funding of new notes receivable investments.

Expenses

Total expenses for the first quarter of 2018 decreased by $274 thousand, or 13%, as compared to the prior year period. The decrease in total expenses was primarily a result of a $102 thousand, or 8%, decrease in depreciation expense, due to portfolio run-off and sales of lease assets; an $87 thousand, or 62%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; a $49 thousand, or 28%, decrease in asset management fees paid to Managing Member, primarily due to a decrease in assets under management; a $36 thousand, or 50%, decrease in amortization of initial direct costs, resulting from the sales of lease assets and termination of notes receivable and related amortization costs; offset, in part, by a $22 thousand, or 12%, increase in cost reimbursements to Manager Member and or/affiliates, due to increased cost allocations, a result of refinement of cost allocation methodology.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.2 million and $5.0 million as of March 31, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$920	$784
Investing activities	(1,463)	326
Financing activities	(1,288)	879
Net (decrease) increase in cash and cash equivalents	$(1,831)	$1,989

The three month periods ended March 31, 2018 versus the three months ended March 31, 2017

During the three months ended March 31, 2018 and 2017, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The net cash provided by the Company’s operating activities were $920 thousand and $784 thousand for March 31, 2018 and 2017, respectively. In addition, the Company realized $130 thousand and $503 thousand of proceeds from the sale of lease assets for the respective three months period ended March 31, 2018 and 2017. The principal payments received on notes receivable were $388 thousand and $297 thousand for the respective periods ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, cash was primarily used to invest in notes receivable totaling $2.0 million, and to acquire lease assets totaling $452 thousand for the three months ended March 31, 2017. Cash was also used to pay down non-recourse debt totaled $481 thousand and $349 thousand for the respective three months ended March 31, 2018 and 2017 and distributions paid to Other Members were $737 thousand and $753 thousand for the same respective periods.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $24.2 million, 0.22 to 1, and 26.90 to 1, respectively, as of March 31, 2018. As such, as of March 31, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2018 (in thousands):

Net loss – GAAP basis	$(563)
Interest expense	223
Depreciation and amortization	4,960
Amortization of initial direct costs	144
Provision (reversal) for credit losses (doubtful accounts)	2
Provision for losses on investment in securities	100
Unrealized gain on fair valuation of warrants	(14)
Principal payments received on notes receivable	1,147
EBITDA (for Credit Facility financial covenant calculation only)	$5,999

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through March 31, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2018 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014
(Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Feb 2018	Jan 2018 – Mar 2018	737		—		737		0.17	4,282,334
		$6,302		$—		$6,302		$2.07
Source of distributions
Lease and loan payments and sales proceeds received		$6,302	100.00%	$—	0.00%	$6,302	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$6,302	100.00%	$—	0.00%	$6,302	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, and December 1, 2016 – November 30, 2017, and December 1, 2017 – February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, there was a commitment to fund investments in notes receivable totaling $6.0 million. This amount represents contract awards which may be canceled by the prospective borrower/lessee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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