Form 10-Q
period 2018-09-30
ATEL 16, LLC
filed 2018-11-08
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In Thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,913	$4,985
Due from Managing Member	—	143
Due from affiliates	147	—
Accounts receivable, net	135	643
Notes receivable, net	3,158	1,230
Warrants, fair value	285	109
Investments in equipment and leases, net	19,361	24,646
Prepaid expenses and other assets	52	31
Total assets	$27,051	$31,787
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$19	$—
Affiliates	180	205
Accrued distributions to Other Members	289	284
Other	65	163
Non-recourse debt	2,912	5,717
Unearned operating lease income	462	273
Total liabilities	3,927	6,642
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	23,124	25,145
Total Members’ capital	23,124	25,145
Total liabilities and Members’ capital	$27,051	$31,787

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,632	$1,672	$4,829	$5,007
Notes receivable interest income	130	51	342	179
Gain on sales of lease assets and early termination of notes receivable	343	13	384	146
Unrealized (loss) gain on fair value adjustment for warrants	(3)	(7)	5	41
Interest income	2	—	2	—
Other	6	3	12	15
Total revenues	2,110	1,732	5,574	5,388
Expenses:
Depreciation of operating lease assets	1,092	1,242	3,521	3,824
Asset management fees to Managing Member	165	176	470	526
Acquisition expense	13	46	96	224
Cost reimbursements to Managing Member and/or affiliates	170	175	590	550
Provision for (reversal of) credit losses	28	26	(7)	37
Amortization of initial direct costs	33	36	105	146
Interest expense	34	57	120	173
Professional fees	37	22	124	132
Outside services	23	18	72	65
Taxes on income and franchise fees	—	9	19	11
Other	66	53	164	172
Total expenses	1,661	1,860	5,274	5,860
Net income (loss)	$449	$(128)	$300	$(472)
Net income (loss):
Managing Member	$—	$—	$—	$—
Other Members	449	(128)	300	(472)
	$449	$(128)	$300	$(472)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.11	$(0.03)	$0.07	$(0.11)
Weighted average number of Units outstanding	4,274,486	4,293,491	4,275,750	4,296,912

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2018
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2016	4,300,336	$28,854	$—	$28,854
Repurchases of Units	(14,350)	(98)	—	(98)
Distributions to Other Members ($0.70 per Unit)	—	(2,995)	—	(2,995)
Net loss	—	(616)	—	(616)
Balance December 31, 2017	4,285,986	25,145	—	25,145
Repurchases of Units	(11,500)	(70)	—	(70)
Distributions to Other Members ($0.53 per Unit)	—	(2,251)	—	(2,251)
Net income	—	300	—	300
Balance September 30, 2018 (unaudited)	4,274,486	$23,124	$—	$23,124

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net income (loss)	$449	$(128)	$300	$(472)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount-warrants	(18)	$(4)	(39)	(13)
Depreciation of operating lease assets	1,092	1,242	3,521	3,824
Gain on sales of lease assets and early termination of notes receivable	(343)	(13)	(384)	(146)
Amortization of initial direct costs	33	36	105	146
Provision for (reversal of) credit losses	28	26	(7)	37
Unrealized loss (gain) on fair value adjustment for warrants	3	7	(5)	(41)
Changes in operating assets and liabilities:
Due from Managing Member and affiliates	(4)	—	(4)	—
Accounts receivable	124	50	515	433
Prepaid expenses and other assets	11	3	(21)	(7)
Accounts payable, Managing Member and affiliates	31	(170)	(6)	(200)
Accounts payable, other	(2)	(19)	(98)	(100)
Unearned operating lease income	(250)	(218)	189	101
Net cash provided by operating activities	1,154	812	4,066	3,562
Investing activities:
Purchases of equipment on operating leases	—	(1,723)	—	(2,175)
Proceeds from sales of lease assets	1,777	154	2,064	786
Payments of initial direct costs	(3)	(10)	(16)	(32)
Note receivable advances	(307)	(60)	(3,281)	(60)
Principal payments received on notes receivable	395	252	1,215	811
Net cash provided by (used in) investing activities	1,862	(1,387)	(18)	(670)
Financing activities:
Borrowings under non-recourse debt	—	—	—	1,998
Repayments under non-recourse debt	(492)	(484)	(2,805)	(2,667)
Distributions to Other Members	(758)	(750)	(2,245)	(2,254)
Repurchases of Units	—	(71)	(70)	(88)
Net cash used in financing activities	(1,250)	(1,305)	(5,120)	(3,011)
Net increase (decrease) in cash and cash equivalents	1,766	(1,880)	(1,072)	(119)
Cash and cash equivalents at beginning of period	2,147	6,695	4,985	4,934
Cash and cash equivalents at end of period	$3,913	$4,815	$3,913	$4,815
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$55	$76	$171	$229
Cash paid during the period for taxes	$—	$—	$34	$24
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$288	$289	$288

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

Through September 30, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of September 30, 2018, a total of 4,274,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2018 and 2017 and long-lived tangible assets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	For The Nine Months Ended September 30,
	2018	% of Total	2017	% of Total
Revenue
United States	$4,884	88%	$4,692	87%
Costa Rica	690	12%	696	13%
Total	$5,574	100%	$5,388	100%

	As of September 30,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
United States	$15,997	83%	$20,778	84%
Costa Rica	3,364	17%	3,868	16%
Total	$19,361	100%	$24,646	100%

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company recorded fair value adjustments on investment in securities totaling $0 and $100 thousand at September 30, 2018 and December 31, 2017, respectively. There were no sales or disposition of securities during the three and nine months ended September 30, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended September 30, 2018 and 2017, the Company recorded unrealized losses of $3 thousand and $7 thousand on fair valuation of its warrants. During the respective nine months ended September 30, 2018 and 2017, the Company recorded unrealized gains of $5 thousand and $41 thousand on fair valuation of its warrants. The Company recorded new warrants during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Fund’s portfolio of warrants amounted to $285 thousand and $109 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and nine months ended September 30, 2018 and 2017.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit for the three and nine months ended September 30, 2018 and 2017 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

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

Recent accounting pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. The Company expects to utilize the package of practical expedients as provided in the standard.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from leases and loans, which comprise the majority of the Company’s revenues.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 12 to 42 months and bear interest at rates ranging from 4.29% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2018 through 2022. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, the future minimum payments receivable are as follows (in thousands):

Three Months Ending December 31, 2018	$593
Year Ending December 31, 2019	1,921
2020	843
2021	417
2022	9
3,783
Less: portion representing unearned interest income	(483)
3,300
Unamortized initial direct costs	12
Less: warrants – notes receivable discount	(154)
Notes receivable, net	$3,158

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IDC amortization – notes receivable	$5	$2	$21	$5
IDC amortization – lease assets	28	34	84	141
Total	$33	$36	$105	$146

4. Allowance for credit losses:

As of September 30, 2018 and December 31, 2017, the Company’s allowance for credit losses (are as follows (in thousands):

Operating Leases
Balance December 31, 2016	$3
Provision for credit losses	32
Balance December 31, 2017	$35
Reversal of provision for credit losses	(7)
Balance September 30, 2018	$28

As of September 30, 2018 and December 31, 2017, the Company had no allowance for credit losses related to financing receivables.

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

At September 30, 2018 and December 31, 2017, the Company’s financing receivables and its related investment by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30, 2018	December 31, 2017
Pass	$3,193	$1,134
Special mention	107	—
Substandard	—	101
Doubtful	—	—
Total	$3,300	$1,235

There were no impaired financing receivables as of September 30, 2018 and December 31, 2017.

At September 30, 2018 and December 31, 2017, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

September 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,300	$3,300	$—
Total	$—	$—	$—	$—	$3,300	$3,300	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,235	$1,235	$—
Total	$—	$—	$—	$—	$1,235	$1,235	$—

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2018 and December 31, 2017, the Company had no notes receivable on non-accrual status (See Note 3).

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance September 30, 2018
Net investment in operating leases	$24,367	$(1,673)	$(3,521)	$19,173
Assets held for sale or lease, net	7	(7)	—	—
Initial direct costs, net of accumulated amortization of $188 at September 30, 2018 and $272 at December 31, 2017	272	—	(84)	188
Total	$24,646	$(1,680)	$(3,605)	$19,361

Additions to net investment in operating lease assets are stated at cost.

Impairment of investments in lease assets:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2018 and 2017.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $1.1 million and $1.2 million for the respective three months ended September 30, 2018 and 2017, and $3.5 million and $3.8 million for the respective nine months ended September 30, 2018 and 2017.

IDC amortization expense related to the Company’s operating leases totaled $28 thousand and $34 thousand for the respective three months ended September 30, 2018 and 2017, and $84 thousand and $141 thousand for the respective nine months ended September 30, 2018 and 2017.

All of the Company’s leased property was acquired in the years 2014 through 2017.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Dispositions	Balance September 30, 2018
Aviation	$8,465	$—	$(5,000)	$3,465
Containers	6,691	—	(50)	6,641
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	2,726	—	(570)	2,156
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,470	—	(56)	1,414
Trucks and trailers	1,295	—	(191)	1,104
Manufacturing	1,243	—	—	1,243
Other	1,095	—	—	1,095
	37,059	—	(5,867)	31,192
Less accumulated depreciation	(12,692)	(3,521)	4,194	(12,019)
Total	$24,367	$(3,521)	$(1,673)	$19,173

The average estimated residual value for assets on operating leases was 34% and 33% of the assets’ original cost at September 30, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at September 30, 2018 and December 31, 2017.

At September 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2018	$990
Year ending December 31, 2019	3,634
2020	2,449
2021	1,534
2022	1,154
2023	350
Thereafter	415
$10,526

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three and nine months ended September 30, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$170	$175	$590	$550
Asset management fees to Managing Member	165	176	470	526
Acquisition and initial direct costs paid to Managing Member	17	54	113	255
	$352	$405	$1,173	$1,331

7. Non-recourse debt:

At September 30, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.75% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2018, gross operating lease rentals totaled approximately $3.1 million over the remaining lease terms and the carrying value of the pledged assets is $6.3 million. The notes mature from 2019 through 2022.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2018	$265	$10	$275
Year ending December 31, 2019	1,078	82	1,160
2020	530	53	583
2021	510	34	544
2022	529	15	544
	$2,912	$194	$3,106

8. Borrowing facilities:

Effective January 7, 2014, the Company participated with AFS and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of September 30, 2018, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. ATEL 17, LLC, an affiliated company, has been added to the credit facility. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2018 and December 31, 2017, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2018	December 31, 2017
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships, institutional line and limited liability companies under the venture, acquisition and warehouse facilities	(2,125)	(5,770)
Total remaining available under the working capital, acquisition and warehouse facilities	$72,875	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of September 30, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $23.1 million, 0.13 to 1, and 38.83 to 1, respectively, as of September 30, 2018. As such, as of September 30, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, the investment program participants were ATEL 14, LLC, ATEL 15, LLC, ATEL 17, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2018 and December 31, 2017.

9. Commitments:

At September 30, 2018, there was a commitment to fund investments in notes receivable totaling $1.9 million. This contract awards may be canceled by the prospective borrower or may not be accepted by the Company prior to funding.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ Capital:

Units issued and outstanding totaled 4,274,486 and 4,285,986 Units at September 30, 2018 and December 31, 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions	$759	$749	$2,251	$2,252
Weighted average number of Units outstanding	4,274,486	4,293,491	4,275,750	4,296,912
Weighted average distributions per Unit	$0.18	$0.17	$0.53	$0.52

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2018 and December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $285 thousand and $109 thousand at September 30, 2018 and December 31, 2017, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$277	$102	$109	$54
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	11	—	171	—
Unrealized (loss) gain on fair value adjustment for warrants	(3)	(7)	5	41
Fair value of warrants at end of period	$285	$95	$285	$95

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2018 and December 31, 2017:

September 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 – $14.50
			Exercise price	$0.02 – $9.00
			Time to maturity (in years)	5.60 – 13.20
			Risk-free interest rate	2.96% – 3.08%
			Annualized volatility	36.10% – 292.30%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.67 – $4.59
			Exercise price	$1.00 – $3.98
			Time to maturity (in years)	6.35 – 13.95
			Risk-free interest rate	2.29% – 2.47%
			Annualized volatility	35.35% – 46.05%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,913	$3,913	$—	$—	$3,913
Notes receivable, net	3,158	—	—	3,023	3,023
Warrants, fair value	285	—	—	285	285
Financial liabilities:
Non-recourse debt	2,912	—	—	2,881	2,881

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,985	$4,985	$—	$—	$4,985
Notes receivable, net	1,230	—	—	1,230	1,230
Warrants, fair value	109	—	—	109	109
Financial liabilities:
Non-recourse debt	5,717	—	—	5,756	5,756

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

Through September 30, 2018, cumulative gross contributions, less recissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of September 30, 2018, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had net income of $449 thousand and net loss of $128 thousand for the respective three months ended September 30, 2018 and 2017. Results for the third quarter of 2018 reflect increases in total revenues and decreases in total expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended September 30, 2018 increased by $378 thousand, or 22%, as compared to the prior year period. Such increase was due to a $330 thousand increase in gains from the sales of lease assets and the early termination of notes receivable, primarily due to a change in the volume and mix of assets sold; a $79 thousand, or 155%, increase in interest income on notes receivable related to new investments in notes receivable portfolio; offset, in part, by a $40 thousand, or 2%, decrease in operating lease revenue, mainly the result of lease portfolio run-off and disposition of lease assets.

Expenses

Total expenses for the three months ended September 30, 2018 decreased by $199 thousand, or 11%, as compared to the prior year period. The decrease in total expenses was attributable to a $150 thousand, or 12%, decrease in depreciation expense, due to lease portfolio run-off and sales of lease assets; a $33 thousand, or 72%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; a $23 thousand, or 40%, decrease in interest expense due to non-recourse debt portfolio run-off; and an $11 thousand, or 6%, decrease in asset management fees paid to Managing Member, primarily due to a decrease in assets under management; offset, in part, by a $15 thousand, or 68%, increase in professional fees due to the year over year difference in timing and related billings for professional audit and tax services.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net income of $300 thousand and net loss of $472 thousand for the nine months ended September 30, 2018 and 2017, respectively. Results for the first three quarters of 2018 reflect increases in total revenues and decreases in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 increased by $186 thousand, or 3%, as compared to the prior year period. Such increase was largely due to a $238 thousand, or 163%, increase in sales of lease assets and early termination of notes receivable, primarily due to a change in the volume and mix of assets sold; and a $163 thousand, or 91%, increase in interest income on notes receivable related to acquisitions of new notes receivable investments; offset, in part, by a $178 thousand, or 4%, decrease in operating lease revenues, a result of lease portfolio run-off and disposition of lease assets; and a $36 thousand, or 88%, unfavorable change in unrealized gains on fair value adjustment for warrants relative to warrant holdings.

Expenses

Total operating expenses for the nine months ended September 30, 2018 decreased by $586 thousand, or 10%, as compared to the prior year period. The net decrease was attributable to a $303 thousand, or 8%, decrease in depreciation expense due to lease portfolio run-off and sales of lease assets; a $128 thousand, or 57%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; a $56 thousand, or 11%, decrease in asset management fees paid to the Manager, primarily due to a decrease in managed assets and related revenue; a $53 thousand, or 31%, decrease in interest expense due to non-recourse debt portfolio roll-off; a $44 thousand favorable adjustment due to the reversal of provision for credit losses for a customer’s payment of outstanding account balances; and a $41 thousand, or 28%, decrease in amortization of initial direct costs, resulting from the sales of lease assets and termination of notes receivable and related amortizations costs; offset in part by a $40 thousand, or 7%, increase in cost reimbursements to Managing Member, pursuant to incremental operations and support efforts.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.9 million and $5.0 million as of September 30, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$1,154	$812	$4,066	$3,562
Investing activities	1,862	(1,387)	(18)	(670)
Financing activities	(1,250)	(1,305)	(5,120)	(3,011)
Net increase (decrease) in cash and cash equivalents	$1,766	$(1,880)	$(1,072)	$(119)

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The net cash provided by the Company’s operating activities were $1.2 million and $812 thousand for three months ended September 30, 2018 and 2017, respectively. In addition, the Company realized $1.8 million and $154 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2018 and 2017. The principal payments received on notes receivable were $395 thousand and $252 thousand for the respective three months ended September 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay down non-recourse debt, invest in notes receivable, to pay distributions to Other Members and to acquire lease assets. Cash used to invest in notes receivable totaled $307 thousand and $60 thousand for the respective three months ended September 30, 2018 and 2017. Distributions paid to Other Members totaled $758 thousand and $750 thousand for the respective three months ended September 30, 2018 and 2017. Cash payments of $492 thousand and $484 thousand were made to reduce non-recourse debt during the same respective periods. Cash used to acquire lease assets totaled $0 and $1.7 million for the respective three months ended September 30, 2018 and 2017.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the nine months ended September 30, 2018, and 2017, the Company’s primary source of liquidity were cash flow from its portfolio of operating lease contracts, and investments in notes receivable as well as non-recourse borrowings of $0 and $2 million during the same respective periods. The net cash provided by the Company’s operating activities were $4.1 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, the Company realized $2.1 million and $786 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable for the nine months ended September 30, 2018 and 2017, respectively. The principal payments received on notes receivable were $1.2 million and $811 thousand for the respective nine months ended September 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to invest in notes receivable, acquire lease assets, pay distributions to Other Members and to pay down non-recourse debt. Cash used to invest in notes receivable totaled $3.3 million and $60 thousand for the respective nine months ended September 30, 2018 and 2017. Distributions paid to Other Members totaled $2.2 million and $2.3 million for the respective nine months ended September 30, 2018 and 2017. Cash payments of $2.8 million and $2.7 million were made to reduce non-recourse debt during the same respective periods. Cash used to acquire lease assets totaled $0 and $2.2 million for the respective nine months ended September 30, 2018 and 2017.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $23.1 million, 0.13 to 1, and 38.83 to 1, respectively, as of September 30, 2018. As such, as of September 30, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2018 (in thousands):

Net income – GAAP basis	$156
Interest expense	174
Depreciation and amortization	4,759
Amortization of initial direct costs	139
Provision (reversal) for credit losses (doubtful accounts)	(12)
Provision for losses on investment in securities	100
Unrealized gain on fair valuation of warrants	(19)
Principal payments received on notes receivable	1,460
EBITDA (for Credit Facility financial covenant calculation only)	$6,757

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through September 30, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2018 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014
(Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014- Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015- Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016- Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017- Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Aug 2018	Jan 2018- Sep 2018	2,245		—		2,245		0.52	4,277,064
		$10,811		$—		$10,811		$3.12
Source of distributions
Lease and loan payments and sales proceeds received		$10,811	100.00%	$—	0.00%	$10,811	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$10,811	100.00%	$—	0.00%	$10,811	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, and December 1, 2016 – November 30, 2017, and December 1, 2017 – August 31, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, there was a commitment to fund investments in notes receivable totaling $1.9 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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