Form 10-K
period 2018-12-31
ATEL 16, LLC
filed 2019-03-18
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 4,274,486.

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2018, the Company had purchased equipment with a total acquisition price of $40.3 million. The Company had also funded investments in notes receivable totaling $7.6 million through December 31, 2018.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2018 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Aviation	$9,587	23.81%
Containers	6,803	16.89%
Coal terminal	5,000	12.42%
Materials handling	4,064	10.09%
Transportation, rail	5,034	12.50%
Mining	2,766	6.87%
Marine vessels	2,291	5.69%
Transportation	1,858	4.61%
Manufacturing	1,243	3.09%
Construction	799	1.98%
Other	826	2.05%
	$40,271	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Agriculture	$8,363	20.77%
Manufacturing	2,824	7.01%
Transportation	6,593	16.37%
Transportation, air	7,353	18.26%
Utilities	7,291	18.10%
Transportation, rail	4,352	10.81%
Construction	1,580	3.92%
Refuse systems	997	2.48%
Other	918	2.28%
	$40,271	100.00%

From inception through December 31, 2018, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Aviation	$5,000	$1,761	$4,825
Materials handling	1,974	469	1,955
Containers	162	96	54
Transportation	466	309	332
Construction	275	259	78
Other	257	244	83
	$8,134	$3,138	$7,327

For further information regarding the Company’s equipment lease portfolio as of December 31, 2018, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Research	$2,614	34.26%
Manufacturing	1,000	13.10%
Computers	350	4.59%
Agriculture	300	3.93%
Other	3,367	44.12%
	$7,631	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$1,763	23.10%
Electrical	1,000	13.10%
Health services	900	11.79%
Business services	1,737	22.76%
Research & development	684	8.96%
Computer engines	1,113	14.59%
Chemical	134	1.76%
Agriculture	300	3.93%
	$7,631	100.00%

From inception through December 31, 2018, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Research	$1,630	$—	$1,948
Computers	350	—	437
Other	500	359	219
	$2,480	$359	$2,604

For further information regarding the Company’s notes receivable portfolio as of December 31, 2018, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2018.

For Off-Lease:  A current fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

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

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $7.31. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2018, and paid through December 31, 2018. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2018 (in thousands, except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
		$11,563		$—		$11,563		$3.30
Source of distributions
Lease and loan payments and sales proceeds received		$11,563	100.00%	$—	0.00%	$11,563	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$11,563	100.00%	$—	0.00%	$11,563	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, and December 1, 2016 – November 30, 2017, and December 1, 2017 – November 30, 2018, respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2018, 4,274,486 Units were issued and outstanding.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 9 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2018. The utilization percentage of existing assets under lease was 100% at December 31, 2018 and 99% at December 31, 2017.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2018 versus 2017

The Company had net income of $165 thousand and net loss of $616 thousand for the years ended December 31, 2018 and 2017, respectively. Results for 2018 reflect decreases both in total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2018 decreased by a net $109 thousand, or 2%, as compared to prior year. Such decrease was largely due to a $565 thousand, or 9%, decrease in operating lease revenue, mainly the result of lease portfolio run-off and disposition of lease assets; partially offset, by a $250 thousand, or 113%, increase in interest income on notes receivable related to funding of new notes receivable investments; and a $237 thousand, or 132%, increase in gain on sales of lease assets and early termination of notes receivable, primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for 2018 decreased by $890 thousand, as compared to prior year. The decrease in total expenses was largely a result of a $663 thousand, or 13%, decrease in depreciation of operating lease assets, due to lease portfolio run-off and sales of lease assets; a $100 thousand, or 100%, decrease due to impairment losses recorded on investment in securities for prior year; a $90 thousand, or 40%, decrease in acquisition expense related to lower period over period acquisitions of operating lease assets; a $78 thousand, or 34%, decrease in interest expense due to non-recourse debt portfolio roll-off; a $67 thousand, or 8%, decrease in cost reimbursements to Managing Member, due to a decrease in net cost allocations; a $43 thousand, or 24%, decrease in amortization of initial direct costs, resulting from the sales of lease assets and termination of notes receivable and related amortization costs; and a $35 thousand, or 21%, decrease in professional fees, due to year over year difference in timing and related billings for audit and tax services, partially offset, by a $131 thousand, or 409% increase, in the provision for credit losses, a direct result of receivable writeoffs; and a $29 thousand, or 5%, increase in asset management fees to Managing Member, primarily due to an increase in assets under management.

Capital Resources and Liquidity

At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $4.4 million and 5.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2018	2017
Net cash provided by (used in):
Operating activities	$4,691	$4,404
Investing activities	(1,205)	(324)
Financing activities	(4,103)	(4,029)
Net (decrease) increase in cash and cash equivalents	$(617)	$51

2018 versus 2017

During 2018, the Company’s primary source of liquidity was from $2.0 million of borrowings from non-recourse debt as well as cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The net cash provided by the Company’s operating activities were $4.7 million and $4.4 million for 2018 and 2017, respectively. In addition, the Company received $2.2 million and $1.2 million of proceeds from the sale of lease assets and early termination of certain notes receivable for the respective years 2018 and 2017. The principal payments received on notes receivable were $1.6 million and $1.1 million for the respective years 2018 and 2017.

During the respective 2018 and 2017, the Company’s primary use of liquidity was from $3.9 million and $400 thousand of note receivable advances, $3.0 million of distributions to Other Members for both years; repayments of nonrecourse debt of $3 million for both years; $1.1 million and $2.2 million of purchases of equipment on operating leases; $70 thousand and $98 thousand of repurchases of units; and $17 thousand and $51 thousand of payments of initial direct costs.

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
The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $22.2 million, 0.21 to 1, and 44.42 to 1, respectively, as of December 31, 2018. As such, as of December 31, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2018 (in thousands):

Net income – GAAP basis	$165
Interest expense	149
Depreciation and amortization	4,399
Amortization of initial direct costs	137
Provision (reversal) for credit losses (doubtful accounts)	163
Provision for losses on investment in securities	—
Unrealized gain on fair valuation of warrants	(23)
Principal payments received on notes receivable	1,628
EBITDA (for Credit Facility financial covenant calculation only)	$6,618
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

Non-Recourse Long-Term Debt

As of December 31, 2018 and 2017, the Company had non-recourse long-term debt totaling $4.7 and $5.7 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2018 and 2017, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2018. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2018, there was a commitment to fund investments in notes receivable totaling $1.4 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
ATEL 16, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California
March 15, 2019

We have served as the Company’s auditor since 2012.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$4,368	$4,985
Due from Managing Member and affiliates	7	143
Accounts receivable, net of allowance for doubtful accounts of $65 at December 31, 2018 and $35 at December 31, 2017	183	643
Notes receivable, net of unearned interest income of $538 and allowance for credit losses of $133 at December 31, 2018 and net of unearned interest income of $158 and allowance for credit losses of $0 at December 31, 2017	3,183	1,230
Warrants, fair value	320	109
Investments in equipment and leases, net of accumulated depreciation of $12,781 at December 31, 2018 and $12,720 at December 31, 2017	19,515	24,646
Prepaid expenses and other assets	41	31
Total assets	$27,617	$31,787
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Affiliates	$—	$205
Accrued distributions to Other Members	289	284
Other	111	163
Non-recourse debt	4,676	5,717
Unearned operating lease income	298	273
Total liabilities	5,374	6,642
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	22,243	25,145
Total Members’ capital	22,243	25,145
Total liabilities and Members’ capital	$27,617	$31,787

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Leasing and lending activities:
Operating lease revenue	$6,061	$6,626
Notes receivable interest income	471	221
Gain on sales of lease assets and early termination of notes receivable	416	179
Unrealized gain on fair value adjustment for warrants	23	55
Other	18	17
Total revenues	6,989	7,098
Expenses:
Depreciation of operating lease assets	4,399	5,062
Asset management fees to Managing Member	588	559
Acquisition expense	133	223
Cost reimbursements to Managing Member and/or affiliates	757	824
Provision for credit losses	163	32
Impairment losses on investment in securities	—	100
Amortization of initial direct costs	137	180
Interest expense	149	227
Professional fees	131	166
Outside services	103	92
Taxes on income and franchise fees	43	25
Other	221	224
Total expenses	6,824	7,714
Net income (loss)	$165	$(616)
Net income (loss):
Managing Member	$—	$—
Other Members	165	(616)
	$165	$(616)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.14)
Weighted average number of Units outstanding	4,275,431	4,294,439

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPTIAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	4,300,336	$28,854	$—	$28,854
Repurchases of Units	(14,350)	(98)	—	(98)
Distributions to Other Members ($0.70 per Unit)	—	(2,995)	—	(2,995)
Net loss	—	(616)	—	(616)
Balance December 31, 2017	4,285,986	25,145	—	25,145
Repurchases of Units	(11,500)	(70)	—	(70)
Distributions to Other Members ($0.70 per Unit)	—	(2,997)	—	(2,997)
Net income	—	165	—	165
Balance December 31, 2018	4,274,486	$22,243	$—	$22,243

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net income (loss)	$165	$(616)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount – warrants	(59)	(17)
Depreciation of operating lease assets	4,399	5,062
Gain on sales of lease assets and early termination of notes receivable	(416)	(179)
Amortization of initial direct costs	137	180
Provision for credit losses	163	32
Impairment losses on investment in securities	—	100
Unrealized gain on fair value adjustment for warrants	(23)	(55)
Changes in operating assets and liabilities:
Accounts receivable	431	10
Due from Managing Members and affiliates	136	—
Prepaid expenses and other assets	(10)	14
Accounts payable, Managing Member and affiliates	(205)	(144)
Accounts payable, other	(52)	(61)
Accrued liabilities, affiliates	—	131
Unearned operating lease income	25	(53)
Net cash provided by operating activities	4,691	4,404
Investing activities:
Purchases of equipment on operating leases	(1,122)	(2,175)
Proceeds from early termination of notes receivable	—	359
Proceeds from sales of lease assets	2,157	887
Payments of initial direct costs	(17)	(51)
Note receivable advances	(3,851)	(400)
Principal payments received on notes receivable	1,628	1,056
Net cash used in investing activities	(1,205)	(324)
Financing activities:
Borrowings under non-recourse debt	2,029	1,998
Repayments under non-recourse debt	(3,070)	(2,928)
Distributions to Other Members	(2,992)	(3,001)
Repurchases of Units	(70)	(98)
Net cash used in financing activities	(4,103)	(4,029)
Net (decrease) increase in cash and cash equivalents	(617)	51
Cash and cash equivalents at beginning of year	4,985	4,934
Cash and cash equivalents at end of year	$4,368	$4,985
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$180	$251
Cash paid during the year for taxes	$34	$24
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$289	$284

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC'') 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarize geographic information relating to the sources, by nation, of the Company's total revenues for the years ended December 31, 2018 and 2017 and long-lived assets as of December 31, 2018 and 2017 (dollars in thousands):

	For The Year Ended December 31,
	2018	% of Total	2017	% of Total
Revenue
United States	$6,067	87%	$6,170	87%
Costa Rica	922	13%	928	13%
Total	$6,989	100%	$7,098	100%

	For The Year Ended December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
United States	$16,321	84%	$20,778	84%
Costa Rica	3,194	16%	3,868	16%
Total	$19,515	100%	$24,646	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company recorded an impairment adjustment on investment in securities totaling $0 and $100 thousand at December 31, 2018 and 2017, respectively. There were no sales or disposition of securities during the years ended December 31, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $23 thousand and $55 thousand on fair valuation of its warrants during 2018 and 2017, respectively. The Company recorded new warrants in 2018. The estimated fair value of the Company’s warrants were $320 thousand and $109 thousand at December 31, 2018 and 2017 respectively. The Company realized no gains or losses from the net exercise of warrants during 2018 and 2017.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2018 and 2017, the related provision for state income taxes was approximately $43 thousand and

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

$25 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$22,243	$25,145
Tax basis of net assets (unaudited)	20,086	24,325
Difference	$2,157	$820

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income (loss) per financial statements	$165	$(616)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,350)	(1,529)
Provision for losses and doubtful accounts	30	32
Adjustments to revenues	1	(108)
Adjustments to gain on sales of assets	(247)	183
Other	156	1
Loss per federal tax return (unaudited)	$(1,245)	$(2,037)

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

Recent accounting pronouncements:

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. The effective date and transition

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Under Topic 842, initial direct costs include only those incremental costs of a lease that would not have been incurred if the lease had not been executed. Therefore, only certain costs that the Company capitalized as initial direct costs under ASC Topic 840: Leases may be expensed as incurred under Topic 842. The Company expects an immaterial cumulative effect adjustment upon adoption. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

In December 2018, the FASB issued Accounting Standards Update 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The new standard includes amendments related to sales taxes and other similar taxes collected from lessees, lessor costs paid by a lessee and recognition of variable payments for contracts with lease and non-lease components. The effective date in this Update is the same as that of ASU 2016-02, which is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this guidance on January 1, 2019. The Company expects the adoption of ASU 2018-20 will have an immaterial impact on the Company’s financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as revenues calculated under the new guidelines were substantially the same as had previously been determined.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2018 and 2017, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2018	2017
Utilities	23%	20%
Transportation, air	23%	17%
Agriculture	21%	19%
Transportation, rail	16%	14%
Transportation	*	14%
*	Less than 10%

During 2018 and 2017, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2018	2017
Federal Express Corporation	Aviation	19%	22%
Chiquita Brands, LLC	Containers	14%	14%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2018, the original terms of the notes are from 24 to 42 months with interest at rates ranging from 11.68% to 16.87% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 through 2022.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2018, the minimum future payments receivable are as follows (in thousands):

Year Ending December 31, 2019	$2,097
2020	1,080
2021	570
2022	115
3,862
Less: portion representing unearned interest income	(538)
3,324
Unamortized initial direct costs	10
Less: warrants – notes receivable discount	(151)
Notes receivable, net	$3,183

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
IDC amortization – notes receivable	$24	$11
IDC amortization – lease assets	113	169
Total	$137	$180

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Additions/ Dispositions	Depreciation/ Amortization Expense	Balance December 31, 2018
Net investment in operating leases	$24,367	$(612)	$(4,399)	$19,356
Assets held for sale or lease, net	7	(7)	—	—
Initial direct costs, net of accumulated amortization of $315 at December 31, 2018 and $272 at December 31, 2017	272	—	(113)	159
Total	$24,646	$(619)	$(4,512)	$19,515

Impairment of investments in leases:

The Company recorded no fair value adjustment during 2018 and 2017 to reduce the cost basis of certain impaired off-lease equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $4.4 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively. IDC amortization expense related to the Company’s operating leases totaled $113 thousand and $169 thousand for 2018 and 2017, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2018.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Dispositions	Balance December 31, 2018
Aviation	$8,465	$1,122	$(5,000)	$4,587
Containers	6,691	—	(50)	6,641
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	2,726	—	(635)	2,091
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,470	—	(165)	1,305
Trucks and trailers	1,295	—	(192)	1,103
Manufacturing	1,243	—	—	1,243
Other	1,095	—	—	1,095
	37,059	1,122	(6,042)	32,139
Less accumulated depreciation	(12,692)	(4,399)	4,308	(12,783)
Total	$24,367	$(3,277)	$(1,734)	$19,356

The average estimated residual value for assets on operating leases was 34% and 33% of the assets’ original cost at December 31, 2018 and 2017, respectively. There were no operating leases in non-accrual status at December 31, 2018 and 2017.

At December 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2019	$3,732
2020	2,566
2021	1,651
2022	1,271
2023	467
2024 and thereafter	933
$10,620

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Railroad	35 – 50
Marine vessel	20 – 30
Aviation	20 – 30
Containers	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Materials handling	7 – 10
Motor vehicles	7 – 10
Trucks and trailers	7 – 10

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total
	Operating Leases	Notes Receivable
Balance December 31, 2017	$35	$—	$35
Provision for credit losses	30	133	163
Balance December 31, 2018	$65	$133	$198

As of December 31, 2018 and 2017, the Company’s allowance for credit losses (related solely to financing receivables) were as follows (in thousands):

December 31, 2018	Notes Receivable
Allowance for credit losses:
Ending balance	$133
Ending balance: individually evaluated for impairment	$133
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$3,316[1]
Ending balance: individually evaluated for impairment	$3,316
Ending balance: collectively evaluated for impairment	$—
[1]	Includes $12 of unamortized initial direct costs and includes $151 Warrants — notes receivable discount.

December 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Financing receivables, net:
Ending balance	$1,230[2]
Ending balance: individually evaluated for impairment	$1,230
Ending balance: collectively evaluated for impairment	$—
[2]	Includes $17 of unamortized initial direct costs and includes $22 Warrants — notes receivable discount.

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

At December 31, 2018 and 2017, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	December 31, 2018	December 31, 2017
Pass	$3,309	$1,134
Special mention	—	—
Substandard	—	101
Doubtful	134	—
Total	$3,443	$1,235

There was an impaired investment in financing receivables at December 31, 2018. There was no impaired investment in financing receivables as of December 31, 2017.

At December 31, 2018 and 2017, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

December 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,443	$3,443	$—
Total	$—	$—	$—	$—	$3,443	$3,443	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,235	$1,235	$—
Total	$—	$—	$—	$—	$1,235	$1,235	$—

As of December 31, 2018 and 2017, the Company had no notes receivable on non-accrual status (See Note 4).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2018 and 2017 as follows (in thousands):

	Year Ended December 31,
	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$757	$824
Asset management fees to Managing Member	588	559
Acquisition and initial direct costs paid to Managing Member	150	272
	$1,495	$1,655

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2018 and 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.75% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2018, gross operating lease rentals totaled approximately $5.0 million over the remaining lease terms; and the carrying value of the pledged assets is $9.3 million. The notes mature at various dates from 2019 to 2024.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2019	$1,543	$151	$1,694
2020	1,012	105	1,117
2021	926	68	994
2022	869	34	903
2023	193	9	202
2024	133	2	135
	$4,676	$369	$5,045

9. Borrowing facilities:

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of December 31, 2018, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. ATEL 17, LLC, an affiliated company, has been added to the credit facility. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2018 and 2017, borrowings under the Credit Facility were as follows (in thousands):

	2018	2017
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships, institutional line and limited liability companies under the venture, acquisition and warehouse facilities	(2,110)	(5,770)
Total remaining available under the working capital, acquisition and warehouse facilities	$72,890	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $22.2 million, 0.21 to 1, and 44.42 to 1, respectively, as of December 31, 2018. As such, as of December 31, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2018 and 2017.

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

As of December 31, 2018, the investment program participants were the Company, ATEL 14, LLC, ATEL 15, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

10. Commitments:

At December 31, 2018, there was a commitment to fund investments in notes receivable totaling $1.3 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

A total of 4,274,486 Units and 4,285,986 Units were issued and outstanding at December 31, 2018 and 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	2018	2017
Distributions	$2,997	$2,995
Weighted average number of Units outstanding	4,275,431	4,294,439
Weighted average distributions per Unit	$0.70	$0.70

13. Fair value measurements:

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

At December 31, 2018 and 2017, only the Company’s warrants were measured on a recurring basis. As of the same periods, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2018 and 2017, the calculated fair value of the Fund’s warrant portfolio approximated $320 thousand and $109 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2018	2017
Fair value of warrants at beginning of year	$109	$54
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	188	—
Unrealized gain on fair value adjustment for warrants	23	55
Fair value of warrants at end of year	$320	$109

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2018 and 2017:

December 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 – $14.50
			Exercise price	$0.02 – $9.00
			Time to maturity (in years)	5.35 – 12.95
			Risk-free interest rate	2.52% – 2.74%
			Annualized volatility	34.20% – 292.35%

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,368	$4,368	$—	$—	$4,368
Notes receivable, net	3,183	—	—	3,164	3,164
Warrants, fair value	320	—	—	320	320
Financial liabilities:
Non-recourse debt	4,676	—	—	4,684	4,684

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,985	$4,985	$—	$—	$4,985
Notes receivable, net	1,230	—	—	1,230	1,230
Warrants, fair value	109	—	—	109	109
Financial liabilities:
Non-recourse debt	5,717	—	—	5,756	5,756

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $83 thousand and $123 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.