Form 10-Q
period 2019-03-31
ATEL 16, LLC
filed 2019-05-13
CIK 1575048

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-55417

ATEL 16, LLC

(Exact name of registrant as specified in its charter)

California	90‑0920813
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018
(In Thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,053	$4,368
Due from Managing Member and affiliates	37	7
Accounts receivable, net	180	183
Notes receivable, net	2,589	3,183
Warrants, fair value	317	320
Equipment under operating leases, net	18,668	19,515
Prepaid expenses and other assets	73	41
Total assets	$27,917	$27,617

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$35	$—
Accrued distributions to Other Members	289	289
Due to Other	110	111
Non-recourse debt	5,512	4,676
Unearned operating lease income	436	298
Total liabilities	6,382	5,374

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	21,535	22,243
Total Members’ capital	21,535	22,243
Total liabilities and Members’ capital	$27,917	$27,617

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,224	$1,589
Notes receivable interest income	123	104
Gain (loss) on sales of equipment under operating leases and early termination of notes receivable	27	(2)
Unrealized loss on fair value adjustment for warrants	(3)	(1)
Other	2	4
Total revenues	1,373	1,694

Expenses:
Depreciation of operating lease assets	837	1,217
Asset management fees to Managing Member	132	127
Acquisition expense	—	54
Cost reimbursements to Managing Member and/or affiliates	156	208
Reversal of provision for credit losses	(39)	(28)
Amortization of initial direct costs	1	36
Interest expense	82	47
Professional fees	74	58
Outside services	24	32
Taxes on income and franchise fees	—	12
Other	66	46
Total expenses	1,333	1,809
Net income (loss)	$40	$(115)

Net income (loss):
Other Members	40	(115)
	$40	$(115)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.03)
Weighted average number of Units outstanding	4,274,486	4,278,319

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other
	Units	Members	Managing Member	Total
Balance December 31, 2017	4,285,986	$25,145	$—	$25,145
Repurchases of Units	(11,500)	(70)	—	(70)
Distributions to Other Members ($0.17 per Unit)	—	(742)	—	(742)
Net loss	—	(115)	—	(115)
Balance March 31, 2018 (Unaudited)	4,274,486	$24,218	$—	$24,218

Balance December 31, 2018	4,274,486	$22,243	$—	$22,243
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	40	—	40
Balance March 31, 2019 (Unaudited)	4,274,486	$21,535	$—	$21,535

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income (loss)	$40	$(115)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount-warrants	(20)	(7)
Depreciation of operating lease assets	837	1,217
Gain (loss) on sales of equipment under operating leases and early termination of notes receivable	(27)	2
Amortization of initial direct costs	1	36
Reversal of provision for credit losses	(39)	(28)
Unrealized loss on fair value adjustment for warrants	3	1
Changes in operating assets and liabilities:
Accounts receivable	55	(287)
Due from Managing Members and affiliates	(30)	—
Prepaid expenses and other assets	(32)	(22)
Accounts payable, Managing Member and affiliates	35	69
Accounts payable, other	(1)	(52)
Accrued liabilities, affiliates	—	(118)
Unearned operating lease income	138	224
Net cash provided by operating activities	960	920

Investing activities:
Proceeds from sales of equipment under operating leases	228	130
Payments of initial direct costs	—	(7)
Note receivable advances	(13)	(1,974)
Principal payments received on notes receivable	422	388
Net cash provided by (used in) investing activities	637	(1,463)

Financing activities:
Repayments under non-recourse debt	(678)	(481)
Borrowings under non-recourse debt	1,514	—
Distributions to Other Members	(748)	(737)
Repurchases of Units	—	(70)
Net cash provided by (used in) financing activities	88	(1,288)

Net increase (decrease) in cash and cash equivalents	1,685	(1,831)
Cash and cash equivalents at beginning of period	4,368	4,985
Cash and cash equivalents at end of period	$6,053	$3,154

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$64	$65
Cash paid during the period for taxes	$2	$—

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

Through March 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of March 31, 2019, a total of 4,274,486 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2019 and 2018 and long-lived tangible assets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	For The Three Months Ended March 31,
	2019	% of Total	2018	% of Total
Revenue
United States	$1,141	83%	$1,465	86%
Costa Rica	232	17%	229	14%
Total	$1,373	100%	$1,694	100%

	As of March 31,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$15,642	84%	$16,321	84%
Costa Rica	3,026	16%	3,194	16%
Total	$18,668	100%	$19,515	100%

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of  and for the quarter ended March 31, 2019.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company did not record any fair value adjustments on investment in securities for the three months ended March 31, 2019 and 2018, respectively. There were no sales or disposition of securities during the three months ended March 31, 2019 and 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2019 and 2018, the Company recorded unrealized loss of $3 thousand and $1 thousand on fair valuation of its warrants. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Fund’s portfolio of warrants amounted to $317 thousand and $320 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three months ended March 31, 2019 and 2018.

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

Equipment under operating leases, net and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑10‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit for the three months ended March 31, 2019 and 2018 is based upon the weighted average number of Other Members Units outstanding during the respective periods.

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.68% to 16.87% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2022. There were neither impaired notes nor notes placed on non-accrual status as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, the future minimum payments receivable are as follows (in thousands):

Nine months ending December 31, 2019	$1,620
Year ending December 31, 2020	970
2021	555
2022	115
3,260
Less: portion representing unearned interest income	(405)
2,855
Less: warrants - notes receivable discount	(130)
Unamortized initial direct costs	10
Less: allowance for credit losses	(146)
Notes receivable, net	$2,589

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
IDC amortization - notes receivable	$—	$8
IDC amortization - lease assets	1	28
Total	$1	$36

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

For the three months ending March 31, 2019 and 2018, the Company’s allowance for credit losses are as follows (in thousands):

	Accounts
	Receivable	Valuation
	Allowance for	Adjustments
	Doubtful	on Financing
	Accounts	Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2017	$35	$—	$35
Provision for credit losses	(28)	—	(28)
Balance March 31, 2018	$7	$—	$7

	Accounts
	Receivable	Valuation
	Allowance for	Adjustments
	Doubtful	on Financing
	Accounts	Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2018	$65	$133	$198
(Reversal of) provision for credit losses	(52)	13	(39)
Balance March 31, 2019	$13	$146	$159

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At March 31, 2019 and December 31, 2018, the Company’s financing receivables and its related investment by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31,	December 31,
	2019	2018
Pass	$2,709	$3,310
Special mention	—	—
Substandard	—	—
Doubtful	146	133
Total	$2,855	$3,443

As of March 31, 2019 and December 31, 2018, the investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Financing	Days and
March 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,855	$2,855	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,443	$3,443	$—

As of March 31, 2019 and December 31, 2018, the Company had no notes receivable on non-accrual status (See Note 3).

5.  Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,	Additions/	Amortization	March 31,
	2018	Dispositions	Expense	2019
Equipment under operating leases, net	$19,356	$(51)	$(837)	$18,468
Assets held for sale or lease, net	—	42	—	42
Initial direct costs, net of accumulated amortization of $314 at March 31, 2019 and $315 at December 31, 2018	159	—	(1)	158
Total	$19,515	$(9)	$(838)	$18,668

Additions to equipment under operating leases, net are stated at cost.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impairment of equipment under operating leases, net:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three months ended March 31, 2019 and 2018.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $837 thousand and $1.2 million for the respective three months ended March 31, 2019 and 2018.

IDC amortization expense related to the Company’s operating leases totaled $1 thousand and $36 thousand for the respective three months ended March 31, 2019 and 2018

All of the Company’s leased property was acquired in the years 2014 through 2017.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,			March 31,
	2018	Additions	Dispositions	2019
Aviation	$4,587	$—	$—	$4,587
Containers	6,641	—	(16)	6,625
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	2,091	—	—	2,091
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,305	—	—	1,305
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Other	1,095	—	(159)	936
	32,139	—	(175)	31,964
Less accumulated depreciation	(12,783)	(837)	124	(13,496)
Total	$19,356	$(837)	$(51)	$18,468

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The average estimated residual value for assets on operating leases was 34% and 33% of the assets’ original cost at March 31, 2019 and December 31, 2018, respectively. There were no operating leases on non-accrual status at March 31, 2019 and December 31, 2018.

At March 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2019	$2,502
Year ending December 31, 2020	2,566
2021	1,651
2022	1,271
2023	467
2024	382
thereafter	551
$9,390

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Materials handling	7 - 10
Trucks and trailers	7 - 10

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

During the three months ended March 31, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$156	$208
Asset management fees to Managing Member	132	127
Acquisition and initial direct costs paid to Managing Member	—	61
	$288	$396

7. Non-recourse debt:

At March 31, 2019 and December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.75% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2019, gross operating lease rentals totaled approximately $4.6 million over the remaining lease terms and the carrying value of the pledged assets is $9.6 million. The notes mature from 2019 through 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2019	$1,608	$123	$1,731
Year ending December 31, 2020	1,701	120	1,821
2021	1,009	69	1,078
2022	868	34	902
2023	193	9	202
2024	133	2	135
	$5,512	$357	$5,869

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Borrowing facilities:

Effective January 7, 2014, the Company participated with AFS and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of March 31, 2019, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. ATEL 17, LLC, an affiliated company, has been added to the credit facility. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2019 and December 31, 2018, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amounts borrowed by affiliated partnerships, institutional line and limited liability companies under the venture, acquisition and warehouse facilities	(1,495)	(2,110)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,505	$72,890

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2019, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2019, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.5 million, 0.26 to 1, and 34.88 to 1, respectively, as of March 31, 2019. As such, as of March 31, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1‑, 2‑, 3‑ or 6‑month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding as of March 31, 2019 and December 31, 2018.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2019, the investment program participants were ATEL 14, LLC, ATEL 15, LLC, ATEL 17, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2019 and December 31, 2018.

9. Commitments:

At March 31, 2019, there was a commitment to fund investments in notes receivable totaling $3.1 million. This contract awards may be canceled by the prospective borrower or may not be accepted by the Company prior to funding.

10. Members’ Capital:

Units issued and outstanding totaled 4,274,486 at both  March 31, 2019 and December 31, 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions	$748	$742
Weighted average number of Units outstanding	4,274,486	4,278,319
Weighted average distributions per Unit	$0.17	$0.17

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2019 and December 31, 2018,  all of the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $317 thousand and $320 thousand at March 31, 2019 and December 31, 2018, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of warrants at beginning of year	$320	$109
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	83
Unrealized loss on fair value adjustment for warrants	(3)	(1)
Fair value of warrants at end of year	$317	$191

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2019 and December 31, 2018:

March 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $14.50
			Exercise price	$0.02 - $9.00
			Time to maturity (in years)	5.10 - 12.70
			Risk-free interest rate	2.23% - 2.47%
			Annualized volatility	36.87% - 130.03%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	$0.02 - $9.00
			Time to maturity (in years)	5.35 - 12.95
			Risk-free interest rate	2.52% - 2.74%
			Annualized volatility	34.20% - 292.35%

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,053	$6,053	$—	$—	$6,053
Notes receivable, net	2,589	—	—	2,252	2,252
Warrants, fair value	317	—	—	317	317
Financial liabilities:
Non-recourse debt	$5,512	$—	$—	$5,512	$5,512

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,368	$4,368	$—	$—	$4,368
Notes receivable, net	3,183	—	—	3,164	3,164
Warrants, fair value	320	—	—	320	320
Financial liabilities:
Non-recourse debt	$4,676	$—	$—	$4,684	$4,684

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10‑Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee and borrower defaults and the creditworthiness of its lessees and borrowers. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10‑Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10‑Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Through March 31, 2019,  cumulative gross contributions, less recissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of March 31, 2019, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $40 thousand and net loss of $115 thousand for the respective three months ended March 31, 2019 and 2018. Results for the first quarter of 2019 reflect decreases in total revenues and expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended March 31, 2019 decreased by $321 thousand or 19%, compared to the prior year period. Such decrease was due to a $365 thousand, or 23%, decrease in operating lease revenue due to lease portfolio run-off and disposition of equipment under operating leases; offset, in part, by a $19 thousand, or 18%, increase in interest income on notes receivable related to new investments in notes receivable and a $29 thousand increase in gains from the sales of equipment under operating leases and the early termination of notes receivable, primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended March 31, 2019 decreased by $476 thousand, or 26%, as compared to the prior year period. The decrease in total expenses was attributable to a $380 thousand, or 31%, decrease in depreciation expense, due to lease portfolio run-off and sales of lease assets; a $54 thousand, or 100%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; a $52 thousand or 25% decrease in cost reimbursement to Managing Member and/or affiliate; an $5 thousand, or 4%, increase in asset management fees paid to Managing Member, offset, in part by, a $20 thousand or 43% increase in other expense and by a $16 thousand, or 28%, increase in professional fees due to the year over year difference in timing and related billings for professional audit and tax services.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.1 million and $4.4 million as of March 31, 2019 and December 31, 2018, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$960	$920
Investing activities	637	(1,463)
Financing activities	88	(1,288)
Net increase (decrease) in cash and cash equivalents	$1,685	$(1,831)

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The net cash provided by the Company’s operating activities were $960 thousand and $920 thousand for three months ended March 31, 2019 and 2018, respectively.

During the same comparative periods, cash was primarily used to pay down distributions to Other Members. Cash used to invest in notes receivable totaled $13 thousand and $2.0 million for the respective three months ended March 31, 2019 and 2018. Distributions paid to Other Members totaled $748 thousand and $737 thousand for the respective three months ended March 31, 2019 and 2018.  There were cash borrowings of $1.5 million and $0, offset in part by repayments of $678 thousand and $481 thousand for the three months ended March 31, 2019 and 2018, respectively.

Revolving credit facility

Effective January 7, 2014, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. After various amendments to extend, and adjustments to the base amounts availability, the Credit Facility has been extended to June 30, 2019. ATEL 17, LLC, an affiliated company, has been added to the Credit Facility. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2019. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.5 million, 0.26 to 1, and 34.88 to 1, respectively, as of March 31, 2019. As such, as of March 31, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2019 (in thousands):

Net income – GAAP basis	$320
Interest expense	184
Depreciation and amortization	4,019
Impairment losses on investment securities	—
Amortization of initial direct costs	102
Provision (reversal) for credit losses (doubtful accounts)	152
Provision for losses on investment in securities	—
Unrealized gain on fair valuation of warrants	(21)
Principal payments received on notes receivable	1,662
EBITDA (for Credit Facility financial covenant calculation only)	$6,418

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2019.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through March 31, 2019. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 - Mar 2019	Jan 2019 - Mar 2019	748		—		748		0.17	4,274,486
		$12,311		$—		$12,311		$3.47
Source of distributions
Lease and loan payments and sales proceeds received		$12,311	100.00%	$—	0.00%	$12,311	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$12,311	100.00%	$—	0.00%	$12,311	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from March 6 − November 30, 2014, December 1, 2014 − November 30, 2015, December 31, 2015 − November 30, 2016, and December 1, 2016 − November 30, 2017, and December 1, 2017 – November 30, 2018,  December 31, 2018-March 31, 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019 there was a commitment to fund investments in notes receivable totaling $3.1 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 10, 2019

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