Form 10-Q
period 2019-06-30
ATEL 16, LLC
filed 2019-08-14
CIK 1575048

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018
(In Thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,244	$4,368
Due from Managing Member	—	7
Accounts receivable, net	61	183
Notes receivable, net	2,202	3,183
Warrants, fair value	614	320
Equipment under operating leases, net	17,277	19,515
Prepaid expenses and other assets	63	41
Total assets	$28,461	$27,617

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Members and affiliates	$13	$—
Accrued distributions to Other Members	289	289
Due to Other	140	111
Non-recourse debt	6,462	4,676
Unearned operating lease income	224	298
Total liabilities	7,128	5,374

Commitments and contingencies

Members’ capital:
Other Members	21,333	22,243
Total Members’ capital	21,333	22,243
Total liabilities and Members’ capital	$28,461	$27,617

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,049	$1,608	$2,273	$3,197
Notes receivable interest income	106	108	229	212
Gain on sales of equipment under operating leases and early termination of notes receivable	273	43	300	41
Unrealized gain on fair value adjustment for warrants	297	9	294	8
Interest income	2	—	2	1
Other	5	2	7	5
Total revenues	1,732	1,770	3,105	3,464

Expenses:
Depreciation of operating lease assets	746	1,212	1,583	2,429
Asset management fees to Managing Member	112	178	244	305
Acquisition expense	—	29	—	83
Cost reimbursements to Managing Member and/or affiliates	129	212	285	420
Provision for (reversal of) credit losses	1	(7)	(38)	(35)
Amortization of initial direct costs	1	36	2	72
Interest expense	33	39	115	86
Professional fees	49	29	123	87
Outside services	12	17	36	49
Taxes on income and franchise fees	41	7	41	19
Other	62	52	128	98
Total expenses	1,186	1,804	2,519	3,613
Net income (loss)	$546	$(34)	$586	$(149)

Net income (loss):
Managing Member	$—	$—	$—	$—
Other Members	546	(34)	586	(149)
	$546	$(34)	$586	$(149)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.13	$(0.01)	$0.14	$(0.03)
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,276,392

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

		Amount
		Other
Three Months ended June 30, 2019	Units	Members	Managing Member	Total
Balance March 31, 2019	4,274,486	$21,535	$—	$21,535
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	546	—	546
Balance June 30, 2019	4,274,486	$21,333	$—	$21,333

Six Months ended June 30, 2019
Balance December 31, 2018	4,274,486	$22,243	—	22,243
Distributions to Other Members ($0.35 per Unit)	—	(1,496)	—	(1,496)
Net income	—	586	—	586
Balance June 30, 2019	4,274,486	$21,333	$—	$21,333

Three Months ended June 30, 2018
Balance March 31, 2018	4,274,486	$24,218	$—	$24,218
Distributions to Other Members ($0.18 per Unit)	—	(750)	—	(750)
Net loss	—	(34)	—	(34)
Balance June 30, 2018	4,274,486	$23,434	$—	$23,434

Six Months ended June 30, 2018
Balance December 31, 2017	4,285,986	$25,145	$—	$25,145
Repurchases of Units	(11,500)	(70)	—	(70)
Distributions to Other Members ($0.35 per Unit)	—	(1,492)	—	(1,492)
Net loss	—	(149)	—	(149)
Balance June 30, 2018	4,274,486	$23,434	$—	$23,434

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net income (loss)	$546	$(34)	$586	$(149)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount-warrants	(21)	(14)	(41)	(21)
Depreciation of operating lease assets	746	1,212	1,583	2,429
Gain on sales of equipment under operating leases and early termination of notes receivable	(273)	(43)	(300)	(41)
Amortization of initial direct costs	1	36	2	72
Provision for (reversal of) credit losses	1	(7)	(38)	(35)
Unrealized gain on fair value adjustment for warrants	(297)	(9)	(294)	(8)
Changes in operating assets and liabilities:
Accounts receivable	236	678	291	391
Due from Managing Members and affiliates	30	—	—	—
Prepaid expenses and other assets	10	(10)	(22)	(32)
Accounts payable, Managing Member and affiliates	(28)	73	7	142
Accounts payable, other	17	(44)	16	(96)
Accrued liabilities, affiliates	13	(61)	13	(179)
Unearned operating lease income	(213)	215	(74)	439
Net cash provided by operating activities	768	1,992	1,728	2,912

Investing activities:
Proceeds from sales of equipment under operating leases	918	157	1,146	287
Payments of initial direct costs	—	(6)	—	(13)
Note receivable advances	(104)	(1,000)	(117)	(2,974)
Principal payments received on notes receivable	407	432	829	820
Net cash provided by (used in) investing activities	1,221	(417)	1,858	(1,880)

Financing activities:
Repayments under non-recourse debt	(664)	(1,832)	(1,342)	(2,313)
Borrowings under non-recourse debt	1,614	—	3,128	—
Distributions to Other Members	(748)	(750)	(1,496)	(1,487)
Repurchases of Units	—	—	—	(70)
Net cash provided by (used in) financing activities	202	(2,582)	290	(3,870)

Net increase (decrease) in cash and cash equivalents	2,191	(1,007)	3,876	(2,838)
Cash and cash equivalents at beginning of period	6,053	3,154	4,368	4,985
Cash and cash equivalents at end of period	$8,244	$2,147	$8,244	$2,147

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$43	$51	$107	$116
Cash paid during the period for taxes	$32	$34	$34	$34

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289	$289	$289

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

Through June 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of June 30, 2019, a total of 4,274,486 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and six months ended June 30, 2019 and 2018 and long-lived tangible assets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	For The Six Months Ended June 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$2,715	83%	$3,004	87%
Costa Rica	390	17%	460	13%
Total	$3,105	100%	$3,464	100%

	For The Three Months Ended June 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$1,574	89%	$1,539	87%
Costa Rica	158	11%	231	13%
Total	$1,732	100%	$1,770	100%

	As of June 30,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$14,376	83%	$16,321	84%
Costa Rica	2,901	17%	3,194	16%
Total	$17,277	100%	$19,515	100%

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of and for the three and six months ended June 30, 2019.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three  months ended June 30, 2019 and 2018, the Company recorded an unrealized gain of $297 thousand and $9 thousand on fair value adjustments of its warrants. Adjustments for unrealized gains of $294 thousand and $8 thousand were booked for the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Fund’s portfolio of warrants amounted to $614 thousand and $320 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and six month periods ended June 30, 2019 and 2018.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit for the three and six months ended June 30, 2019 and 2018 are based upon the weighted average number of Other Members Units outstanding during the respective periods.

Emerging growth company:

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of such extended transition period and, as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three and six months ended June 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Company’s note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.68% to 16.87% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2022. There were neither impaired notes nor notes placed on non-accrual status as of June 30, 2019 and December 31, 2018.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019, the future minimum payments receivable are as follows (in thousands):

Six months ending December 31, 2019	$981
Year ending December 31, 2020	970
2021	555
2022	115
2,621
Less: portion representing unearned interest income	(319)
2,302
Less: warrants - notes receivable discount	(110)
Unamortized initial direct costs	10
Less: allowance for credit losses	—
Notes receivable, net	$2,202

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
IDC amortization - notes receivable	$—	$8	$—	$16
IDC amortization - lease assets	1	28	2	56
Total	$1	$36	$2	$72

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for
	Doubtful	Valuation
	Accounts	Adjustments on
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2017	$35	$—	$35
Provision for credit losses	(35)	—	(35)
Balance June 30, 2018	$—	$—	$—

	Allowance for
	Doubtful	Valuation
	Accounts	Adjustments on
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2018	$65	$133	$198
(Reversal of) provision for credit losses	(65)	27	(38)
Write offs	—	(160)	(160)
Balance June 30, 2019	$—	$—	$—

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates the credit quality of its notes receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

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

At June 30, 2019 and December 31, 2018, the Company’s notes receivables and its related investment by credit quality indicator and by class of notes receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	June 30,	December 31,
	2019	2018
Pass	$2,302	$3,309
Special mention	—	—
Substandard	—	—
Doubtful	—	134
Total	$2,302	$3,443

As of June 30, 2019 and December 31, 2018, the investment in notes receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
June 30, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,302	$2,302	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,443	$3,443	$—

As of June 30, 2019 and December 31, 2018, the Company had no notes receivable on non-accrual status (See Note 3).

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.  Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	June 30,
	2018	Reclassifications	Expense	2019
Equipment under operating leases, net	$19,356	$(696)	$(1,583)	$17,077
Assets held for sale or lease, net	—	43	—	43
Initial direct costs, net of accumulated amortization of $315 at June 30, 2019 and December 31, 2018	159	—	(2)	157
Total	$19,515	$(653)	$(1,585)	$17,277

Additions to equipment under operating leases, net are stated at cost.

Impairment of equipment under operating leases, net:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three and six months ended June 30, 2019 and 2018.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $746 thousand and $1.2 million for the respective three months ended June 30, 2019 and 2018. For the six months ending June 30, 2019 and 2018 were $1.6 million and $2.4 million.

IDC amortization expense related to the Company’s operating leases totaled $1 thousand and $36 thousand for the respective three months ended June 30, 2019 and 2018. Amortization expenses of $2 thousand and $72 thousand were recorded for the six months ended June 30, 2019 and 2018.

All of the Company’s leased property was acquired in the years 2014 through 2017.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,			June 30,
	2018	Additions	Dispositions	2019
Aviation	$4,587	$—	$—	$4,587
Containers	6,641	—	(48)	6,593
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	2,091	—	(708)	1,383
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,305	—	—	1,305
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Other	1,095	—	(1,653)	(558)
	32,139	—	(2,409)	29,730
Less accumulated depreciation	(12,783)	(1,583)	1,713	(12,653)
Total	$19,356	$(1,583)	$(696)	$17,077

The average estimated residual value for assets on operating leases was 34% of the assets’ original cost at June 30, 2019 and December 31, 2018.

There were no operating leases on non-accrual status at June 30, 2019 and December 31, 2018.

At June 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2019	$1,593
Year ending December 31, 2020	2,566
2021	1,651
2022	1,271
2023	467
2024	382
Thereafter	551
$8,481

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three and six months ended June 30, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$129	$212	$285	$420
Asset management fees to Managing Member	112	178	244	305
Acquisition and initial direct costs paid to Managing Member	18	35	58	96
	$259	$425	$587	$821

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At June 30, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.75% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2019, gross operating lease rentals totaled approximately $6.5 million over the remaining lease terms and the carrying value of the pledged assets is $12.5 million. The notes mature from 2019 through 2028. The non-recourse debt does not contain any material financial covenants.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2019	$1,198	$122	$1,320
Year ending December 31, 2020	1,947	178	2,125
2021	1,172	117	1,289
2022	1,032	75	1,107
2023	342	43	385
2024	290	28	318
Thereafter	481	39	520
	$6,462	$602	$7,064

8. Borrowing facilities:

The Company is party to a $75 million revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions as lenders. Other parties to the Credit Facility include ATEL Capital Group and certain subsidiaries and affiliated funds. Set to expire on June 30, 2019, the Credit Facility was temporarily extended while an amendment was finalized reducing the liability to $55 million with a scheduled expiration of June 30, 2021. The joint Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

The lending syndicate providing the Credit Facility has a blanked lien on all of the participant’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

Such Credit Facility includes certain financial covenants.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019 and December 31, 2018,  the total ATEL Capital Group and subsidiaries and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(880)	(910)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,120	$72,890

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of the participation.

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

As of June 30, 2019, the investment program participants were ATEL 15, LLC, ATEL 17, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2019 and December 31, 2018.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Commitments:

At June 30, 2019, there were commitments to fund investments in notes receivable totaling $4 million.

10. Members’ Capital:

Units issued and outstanding totaled 4,274,486 at both  June 30, 2019 and December 31, 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions	$748	$750	$1,496	$1,492
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,276,392
Weighted average distributions per Unit	$0.17	$0.18	$0.35	$0.35

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2019 and December 31, 2018,  all of the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $614 thousand and $320 thousand at June 30, 2019 and December 31, 2018, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$317	$191	$320	$109
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)		77	—	160
Unrealized gain on fair value adjustment for warrants	297	9	294	8
Fair value of warrants at end of period	$614	$277	$614	$277

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2019 and December 31, 2018:

June 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.39 - $14.50
			Exercise price	$0.25 - $9.00
			Time to maturity (in years)	4.85 - 12.45
			Risk-free interest rate	1.79% - 2.44%
			Annualized volatility	32.60% - 116.51%

Warrants - Neutron	Recurring	Market Approach	Stock price	$0.10

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	$0.02 - $9.00
			Time to maturity (in years)	5.35 - 12.95
			Risk-free interest rate	2.52% - 2.74%
			Annualized volatility	34.20% - 292.35%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,244	$8,244	$—	$—	$8,244
Notes receivable, net	2,202	—	—	2,218	2,218
Warrants, fair value	614	—	—	614	614
Financial liabilities:
Non-recourse debt	6,462	—	—	6,462	6,462

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,368	$4,368	$—	$—	$4,368
Notes receivable, net	3,183	—	—	3,164	3,164
Warrants, fair value	320	—	—	320	320
Financial liabilities:
Non-recourse debt	4,676	—	—	4,684	4,684

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

Through June 30, 2019,  cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of June 30, 2019, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

The Company had net income of $546 thousand and $586 thousand for the respective three and six month periods ended June 30, 2019.

Total revenues for the quarter were $1.7 million and a cumulative of $3.1 million for the year-to-date. The main drivers of revenues were from rents on operating leases, interest generated from notes and gains on the sales of assets. Operating lease rents for the quarter were $1 million and $2.3 million for the year to date period. Sales of equipment and early termination of notes receivable were $273 thousand and $300 thousand for the respective three and six month periods.

Operating expenses for the quarter were $1.2 million and a cumulative of $2.5 million for the year to date, these amounts are mainly composed of depreciation from operating lease assets, cost reimbursements to managing member and/or affiliates, asset management fees to the managing members, professional fees and outside services.

Depreciation of operating lease assets for the quarter was $746 thousand and $1.6 million for the year to date period. Cost reimbursements to managing member and/or affiliates of $129 thousand and $285 thousand for the respective three and six month periods ended June 30, 2019. All such expenses were generally flat and reflective of consistent baseline operations and allocations of common costs among the Fund and its affiliates.

Cash balances increased during the respective three and six month periods by $2.2 million and $3.9 million. These increases were mainly driven by an increase in non-recourse borrowings and disposal of equipment; offset in part by distributions of $748 thousand and $1.5 million for the respective three and six month periods ended June 30, 2019.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $8.2 million and $4.4 million as of June 30, 2019 and December 31, 2018, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$768	$1,992	$1,728	$2,912
Investing activities	1,221	(417)	1,858	(1,880)
Financing activities	202	(2,582)	290	(3,870)
Net increase (decrease) in cash and cash equivalents	$2,191	$(1,007)	$3,876	$(2,838)

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.3 million, 0.30 to 1, and 34.75 to 1, respectively, as of June 30, 2019. As such, as of June 30, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2019 (in thousands):

Net income – GAAP basis	$900
Interest expense	178
Depreciation and amortization	3,471
Lease Rents Applied to Investment	1,637
EBITDA (for Credit Facility financial covenant calculation only)	$6,186

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2019.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through June 30, 2019. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 - May 2019	Jan 2019 – Jun 2019	1,496		—		1,496		0.35	4,274,486
		$13,059		$—		$13,059		$3.65
Source of distributions
Lease and loan payments and sales proceeds received		$13,059	100.00%	$—	0.00%	$13,059	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$13,059	100.00%	$—	0.00%	$13,059	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from March 6 − November 30, 2014, December 1, 2014 − November 30, 2015, December 31, 2015 − November 30, 2016, and December 1, 2016 − November 30, 2017, and December 1, 2017 – November 30, 2018,  December 31, 2018-June 30, 2019,  respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019 there was a commitment to fund investments in notes receivable totaling $4 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2019

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