Form 10-Q
period 2019-09-30
ATEL 16, LLC
filed 2019-11-14
CIK 1575048

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(In Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,249	$4,368
Due from Managing Member	—	7
Accounts receivable, net	54	183
Notes receivable, net	1,796	3,183
Investment in securities	27	—
Warrants, fair value	593	320
Equipment under operating leases, net	16,477	19,515
Prepaid expenses and other assets	40	41
Total assets	$27,236	$27,617

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$87	$—
Accrued distributions to Other Members	289	289
Due to Other	105	111
Non-recourse debt	5,747	4,676
Unearned operating lease income	403	298
Total liabilities	6,631	5,374

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	20,605	22,243
Total Members’ capital	20,605	22,243
Total liabilities and Members’ capital	$27,236	$27,617

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating lease revenue	$1,040	$1,632	$3,313	$4,829
Notes receivable interest income	93	130	322	342
Gain on sales of equipment under operating leases and early termination of notes receivable	84	343	384	384
Unrealized (loss) gain on fair value adjustment for warrants	(21)	(3)	273	5
Interest income	2	2	4	2
Other	—	6	7	12
Total revenues	1,198	2,110	4,303	5,574

Expenses:
Depreciation of operating lease assets	627	1,092	2,210	3,521
Asset management fees to Managing Member	124	165	368	470
Acquisition expense	—	13	—	96
Cost reimbursements to Managing Member and/or affiliates	139	170	424	590
Provision for (reversal of) credit losses	8	28	(30)	(7)
Amortization of initial direct costs	66	33	68	105
Interest expense	55	34	171	120
Professional fees	56	37	179	124
Outside services	23	23	59	72
Taxes on income and franchise fees	10	—	51	19
Other	70	66	197	164
Total expenses	1,178	1,661	3,697	5,274
Net income	$20	$449	$606	$300

Net income:
Managing Member	$—	$—	$—	$—
Other Members	20	449	606	300
	$20	$449	$606	$300

Net income per Limited Liability Company Unit (Other Members)	$—	$0.11	$0.14	$0.07
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,275,750

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	4,274,486	$21,333	$—	$21,333
Distributions to Other Members ($0.18 per Unit)	—	(748)	—	(748)
Net income	—	20	—	20
Balance September 30, 2019	4,274,486	$20,605	$—	$20,605

	Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	4,274,486	$22,243	$—	$22,243
Distributions to Other Members ($0.52 per Unit)	—	(2,244)	—	(2,244)
Net income	—	606	—	606
Balance September 30, 2019	4,274,486	$20,605	$—	$20,605

	Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	4,274,486	$23,433	$—	$23,433
Distributions to Other Members ($0.18 per Unit)	—	(758)	—	(758)
Net income	—	449	—	449
Balance September 30, 2018	4,274,486	$23,124	$—	$23,124

	Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	4,285,986	$25,145	$—	$25,145
Repurchases of Units	(11,500)	(70)	—	(70)
Distributions to Other Members ($0.53 per Unit)	—	(2,251)	—	(2,251)
Net income	—	300	—	300
Balance September 30, 2018	4,274,486	$23,124	$—	$23,124

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net income	$20	$449	$606	$300
Adjustment to reconcile net income to cash provided by operating activities:
Accretion of note discount-warrants	(20)	(18)	(61)	(39)
Depreciation of operating lease assets	627	1,092	2,210	3,521
Gain on sales of equipment under operating leases and early termination of notes receivable	(84)	(343)	(384)	(384)
Amortization of initial direct costs	66	33	68	105
Provision for (reversal of) credit losses	8	28	(30)	(7)
Unrealized loss (gain) on fair value adjustment for warrants	21	3	(273)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(4)	186	(4)
Due from Managing Members and affiliates	—	124	—	515
Prepaid expenses and other assets	23	11	1	(21)
Accounts payable, Managing Member and affiliates	74	31	94	(6)
Accounts payable, other	(34)	(2)	(5)	(98)
Unearned operating lease income	179	(250)	105	189
Net cash provided by operating activities	879	1,154	2,517	4,066

Investing activities:
Purchase of securities	(27)	—	(27)	—
Proceeds from sales of equipment under operating leases	197	1,777	1,343	2,064
Payments of initial direct costs	—	(3)	—	(16)
Note receivable advances	—	(307)	(27)	(3,281)
Principal payments received on notes receivable	420	395	1,249	1,215
Net cash provided by (used in) investing activities	590	1,862	2,538	(18)

Financing activities:
Repayments under non-recourse debt	(716)	(492)	(2,058)	(2,805)
Borrowings under non-recourse debt	—	—	3,128	—
Distributions to Other Members	(748)	(758)	(2,244)	(2,245)
Repurchases of Units	—	—	—	(70)
Net cash used in financing activities	(1,464)	(1,250)	(1,174)	(5,120)

Net increase (decrease) in cash and cash equivalents	5	1,766	3,881	(1,072)
Cash and cash equivalents at beginning of period	8,244	2,147	4,368	4,985
Cash and cash equivalents at end of period	$8,249	$3,913	$8,249	$3,913

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$80	$55	$187	$171
Cash paid during the period for taxes	$—	$—	$34	$34

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289	$289	$289

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

Through September 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of September 30, 2019, a total of 4,274,486 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and nine months ended September 30, 2019 and 2018 and long-lived tangible assets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	For The Nine Months Ended September 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$3,902	91%	$4,884	88%
Costa Rica	401	9%	690	12%
Total	$4,303	100%	$5,574	100%

	For The Three Months Ended September 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$1,187	99%	$1,880	89%
Costa Rica	11	1%	230	11%
Total	$1,198	100%	$2,110	100%

	As of September 30,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$13,593	82%	$16,321	84%
Costa Rica	2,884	18%	3,194	16%
Total	$16,477	100%	$19,515	100%

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of and for the three and nine months ended September 30, 2019.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There have been no fair value adjustments in any of the reporting periods for the securities held.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended September 30, 2019 and 2018, the Company recorded an unrealized loss of $21 thousand and $3 thousand on fair value adjustments of its warrants. Adjustments for unrealized gains of $273 thousand and $5 thousand were booked for the nine months ended September 30, 2019 and 2018.  As of September 30, 2019 and December 31, 2018, the estimated fair value of the Fund’s portfolio of warrants amounted to $593 thousand and $320 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and nine month periods ended September 30, 2019 and 2018.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit for the three and nine months ended September 30, 2019 and 2018 are based upon the weighted average number of Other Members Units outstanding during the respective periods.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three and nine months ended September 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on current expected credit losses (CECL), leases, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.68% to 16.87% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2022. There were neither impaired notes nor notes placed on non-accrual status as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, the future minimum payments receivable are as follows (in thousands):

Three months ending December 31, 2019	$489
Year ending December 31, 2020	970
2021	555
2022	115
2,129
Less: portion representing unearned interest income	(247)
1,882
Less: warrants - notes receivable discount	(90)
Unamortized initial direct costs	4
Notes receivable, net	$1,796

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
IDC amortization - notes receivable	$6	$5	$6	$21
IDC amortization - lease assets	60	28	62	84
Total	$66	$33	$68	$105

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for
	Doubtful	Valuation
	Accounts	Adjustments on
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2017	$35	$—	$35
Provision for credit losses	(7)	—	(7)
Balance September 30, 2018	$28	$—	$28

	Allowance for
	Doubtful	Valuation
	Accounts	Adjustments on
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2018	$65	$133	$198
(Reversal of) provision for credit losses	(57)	27	(30)
Write offs	—	(160)	(160)
Balance September 30, 2019	$8	$—	$8

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2019 and December 31, 2018, the Company’s notes receivables and its related investment by credit quality indicator and by class of notes receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30,	December 31,
	2019	2018
Pass	$1,882	$3,309
Special mention	—	—
Substandard	—	—
Doubtful	—	134
Total	$1,882	$3,443

As of September 30, 2019 and December 31, 2018, the investment in notes receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
September 30, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,882	$1,882	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,443	$3,443	$—

As of September 30, 2019 and December 31, 2018, the Company had no notes receivable on non-accrual status (See Note 3).

5.  Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	September 30,
	2018	Reclassifications	Expense	2019
Equipment under operating leases, net	$19,356	$(809)	$(2,210)	$16,337
Assets held for sale or lease, net	—	43	—	43
Initial direct costs, net of accumulated amortization of $267 at September 30, 2019 and $315 at December 31, 2018	159	—	(62)	97
Total	$19,515	$(766)	$(2,272)	$16,477

Additions to equipment under operating leases, net are stated at cost.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impairment of equipment under operating leases, net:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2019 and 2018.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $627 thousand and $1.1 million for the respective three months ended September 30, 2019 and 2018. For the nine months ending September 30, 2019 and 2018 depreciation expenses were $2.2 million and $3.5 million.

IDC amortization expense related to the Company’s operating leases totaled $60 thousand and $28 thousand for the respective three months ended September 30, 2019 and 2018 of $62 thousand and $84 thousand were recorded for the nine months ended September 30, 2019 and 2018.

All of the Company’s leased property was acquired in the years 2014 through 2017.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,			September 30,
	2018	Additions	Dispositions	2019
Aviation	$4,587	$—	$—	$4,587
Containers	6,641	—	(64)	6,577
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	2,091	—	(806)	1,285
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,305	—	—	1,305
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Other	1,095	—	(1,954)	(859)
	32,139	—	(2,824)	29,315
Less accumulated depreciation	(12,783)	(2,210)	2,015	(12,978)
Total	$19,356	$(2,210)	$(809)	$16,337

The average estimated residual value for assets on operating leases was 34% of the assets’ original cost at both September 30, 2019 and December 31, 2018.

There were no operating leases on non-accrual status at September 30, 2019 and December 31, 2018.

At September 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2019	$651
Year ending December 31, 2020	2,566
2021	1,651
2022	1,271
2023	467
2024	382
Thereafter	551
$7,539

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three and nine months ended September 30, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$139	$170	$424	$590
Asset management fees to Managing Member	124	165	368	470
Acquisition and initial direct costs paid to Managing Member	—	17	—	113
	$263	$352	$792	$1,173

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At September 30, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.75% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2019, gross operating lease rentals totaled approximately $6.3 million over the remaining lease terms and the carrying value of the pledged assets is $11.3 million. The notes mature from 2020 through 2028. The non-recourse debt does not contain any material financial covenants.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2019	$482	$42	$524
Year ending December 31, 2020	1,947	178	2,125
2021	1,173	117	1,290
2022	1,032	75	1,107
2023	342	43	385
2024	290	28	318
Thereafter	481	39	520
	$5,747	$522	$6,269

8. Borrowing facilities:

The Company is party to a $75 million revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions as lenders. Other parties to the Credit Facility include ATEL Capital Group and certain subsidiaries and affiliated funds. Set to expire on June 30, 2019, the Credit Facility was temporarily extended while an amendment was set to finalize during November reducing the liability to $55 million with a scheduled expiration of June 30, 2021. The joint Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

The lending syndicate providing the Credit Facility has a blanket lien on all of the participant’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

Such Credit Facility includes certain financial covenants.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019 and December 31, 2018,  the total ATEL Capital Group and subsidiaries, and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(865)	(910)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,135	$72,890

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of the participation.

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

As of September 30, 2019, the investment program participants were ATEL 15, LLC, ATEL 17, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2019 and December 31, 2018.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Commitments:

At September 30, 2019, there were commitments to fund investments in notes receivable totaling $4.5 million.

10. Members’ Capital:

Units issued and outstanding totaled 4,274,486 September 30, 2019 and December 31, 2018, including the 50 Units issued to the initial member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member.

Distributions to the Other Members for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions	$748	$758	$2,244	$2,251
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,275,750
Weighted average distributions per Unit	$0.18	$0.18	$0.52	$0.53

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2019 and December 31, 2018,  all of the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $593 thousand and $320 thousand at September 30, 2019 and December 31, 2018, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$614	$277	$320	$109
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	11	—	171
Unrealized (loss) gain on fair value adjustment for warrants	(21)	(3)	273	5
Fair value of warrants at end of period	$593	$285	$593	$285

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2019 and December 31, 2018:

September 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $14.50
			Exercise price	$0.25 - $9.00
			Time to maturity (in years)	4.6 - 12.20
			Risk-free interest rate	1.55% - 2.44%
			Annualized volatility	32.54% - 114.48%

Warrants	Recurring	Market Valuation	Stock price	$0.10

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	$0.02 - $9.00
			Time to maturity (in years)	5.35 - 12.95
			Risk-free interest rate	2.52% - 2.74%
			Annualized volatility	34.20% - 292.35%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,249	$8,249	$—	$—	$8,249
Notes receivable, net	1,796	—	—	1,811	1,811
Warrants, fair value	593	—	—	593	593
Financial liabilities:
Non-recourse debt	5,747	—	—	5,752	5,752

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,368	$4,368	$—	$—	$4,368
Notes receivable, net	3,183	—	—	3,164	3,164
Warrants, fair value	320	—	—	320	320
Financial liabilities:
Non-recourse debt	4,676	—	—	4,684	4,684

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

Through September 30, 2019,  cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of September 30, 2019, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

The Company had net income of $20 thousand and $606 thousand for the respective three and nine month periods ended September 30, 2019.

Total revenues for the quarter were $1.2 million and $4.3 million for the year to date period.  Such revenues were from rents on operating leases, interest generated from notes, unrealized gains and losses on fair market value adjustments of warrants and gains on the sales of assets. Operating lease rents for the quarter were $1 million and $3.3 million for the year to date period.  Unrealized losses of $21 thousand and $3 thousand for fair market valuation on warrants were recorded for the three months ended September 30, 2019 and 2018, while gains of $273 thousand and $5 thousand were recorded for the nine months ended September 30, 2019 and 2018, respectively. Sales of equipment and early termination of notes receivable were $84 thousand and $384 thousand for the respective three and nine month periods.

Operating expenses for the quarter were $1.2 million and a cumulative of $3.7 million for the year to date, these amounts are mainly composed of depreciation from operating lease assets, cost reimbursements to managing member and/or affiliates, asset management fees to the managing members and professional fees and outside services.

Depreciation of operating lease assets for the quarter was $627 thousand and $2.2 million for the year to date period. Cost reimbursements to Managing Member and/or affiliates of $139 thousand and $424 thousand were recorded for the respective three and nine month periods ended September 30, 2019. All such expenses were generally flat, compared to prior periods, and reflective of consistent baseline operations and allocations of common costs among the Fund and its affiliates.

Cash balances increased during the respective three and nine month periods by $5 thousand and $3.9 million. The year-to-date growth  was mainly driven by an increase in non-recourse borrowings and disposal of equipment; offset in part by distributions of $748 thousand and $2.2 million for the respective three and nine month periods ended September 30, 2019.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $8.2 million and $4.4 million as of September 30, 2019 and December 31, 2018, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$879	$1,154	$2,517	$4,066
Investing activities	590	1,862	2,538	(18)
Financing activities	(1,464)	(1,250)	(1,174)	(5,120)
Net increase (decrease) in cash and cash equivalents	$5	$1,766	$3,881	$(1,072)

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.6 million, 0.28 to 1, and 26.85 to 1, respectively, as of September 30, 2019. As such, as of September 30, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2019 (in thousands):

Net income – GAAP basis	$471
Interest expense	200
Depreciation and amortization	3,088
Amortization of initial direct costs	100
Provision for credit losses (doubtful accounts)	140
Unrealized loss on fair valuation of warrants	(291)
Lease rents applied to investment	1,662
EBITDA (for Credit Facility financial covenant calculation only)	$5,370

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2019.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through September 30, 2019. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 - Aug 2019	Jan 2019 – Sep 2019	2,244		—		2,244		0.52	4,274,486
		$13,807		$—		$13,807		$3.82
Source of distributions
Lease and loan payments and sales proceeds received		$13,807	100.00%	$—	0.00%	$13,807	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$13,807	100.00%	$—	0.00%	$13,807	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from March 6 − November 30, 2014, December 1, 2014 − November 30, 2015, December 31, 2015 − November 30, 2016, and December 1, 2016 − November 30, 2017, and December 1, 2017 – November 30, 2018,  December 31, 2018-August  31, 2019,  respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019 there was a commitment to fund investments in notes receivable totaling $4.5 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018 except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2019

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