Form 10-K
period 2019-12-31
ATEL 16, LLC
filed 2020-03-26
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2019

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000‑55417

ATEL 16, LLC

(Exact name of registrant as specified in its charter)

California	90‑0920813
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No    ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐    No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant:  Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b‑2 of the Exchange Act.)  Not applicable.

The number of Limited Liability Company Units outstanding as of February 29, 2020 was 4,274,486.

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

As of December 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2019, the Company had purchased equipment with a total acquisition price of $40.3 million. The Company had also funded investments in notes receivable totaling $7.6 million through December 31, 2019.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2019 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Aviation	$9,587	23.81%
Containers	6,803	16.89%
Coal terminal	5,000	12.42%
Materials handling	4,064	10.09%
Transportation, rail	5,034	12.50%
Mining	2,766	6.87%
Marine vessels	2,291	5.69%
Transportation	1,858	4.61%
Manufacturing	1,243	3.09%
Construction	799	1.98%
Other	826	2.05%
	$40,271	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Agriculture	$8,363	20.77%
Manufacturing	2,824	7.01%
Transportation	6,593	16.37%
Transportation, air	7,353	18.26%
Utilities	7,291	18.10%
Transportation, rail	4,352	10.81%
Construction	1,580	3.92%
Refuse systems	997	2.48%
Other	918	2.28%
	$40,271	100.00%

From inception through December 31, 2019, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Aviation	$5,000	$1,761	$4,825
Materials handling	2,778	732	2,902
Containers	258	124	122
Transportation	1,771	969	1,458
Construction	799	452	513
Other	257	244	83
	$10,863	$4,282	$9,903

For further information regarding the Company’s equipment lease portfolio as of December 31, 2019, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2019 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Research	$2,614	34.26%
Manufacturing	1,000	13.10%
Computers	350	4.59%
Agriculture	300	3.93%
Other	3,367	44.12%
	$7,631	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Acquisitions
Manufacturing	$1,763	23.10%
Electrical	1,000	13.10%
Health services	900	11.79%
Business services	1,737	22.76%
Research & development	684	8.96%
Computer engines	1,113	14.59%
Chemical	134	1.76%
Agriculture	300	3.93%
	$7,631	100.00%

From inception through December 31, 2019, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Early Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Research	$1,930	$223	$2,099
Computers	350	—	437
Other	500	359	219
	$2,780	$582	$2,755

For further information regarding the Company’s notes receivable portfolio as of December 31, 2019, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2019.

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

B.

Equipment under operating leases (net of fees and expenses): The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2019.

For Off-Lease:  A current fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.

Investments in Notes Receivable:  The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

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

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2019 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $6.96. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2019.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2019, and paid through December 31, 2019. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2019 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 - Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
		$14,555		$—		$14,555		$4.00
Source of distributions
Lease and loan payments and sales proceeds received		$14,555	100.00%	$—	0.00%	$14,555	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$14,555	100.00%	$—	0.00%	$14,555	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 -- November 30, 2016, December 1, 2016 – November 30, 2017,  December 1, 2017 – November 30, 2018  and December 1, 2018 – November 30, 2019, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2019, 4,274,486 Units were issued and outstanding.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment is acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2018. The utilization percentage of existing assets under lease was 100% at both December 31, 2019 and December 31, 2018.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Company had net income of $881 thousand and $165 thousand for the years ended December 31, 2019 and 2018, respectively.

Total revenues were $5.6 million for the year ended December 31, 2019, and $7.0 million for the prior year. Such revenues were from rents on operating leases, interest generated from notes receivable, unrealized gains and losses on fair market value adjustments of warrants and gains on sales of equipment and early termination of notes.

Operating lease rents were $4.4 million for 2019 and $6.1 million for 2018. Interest on notes were $400 thousand for 2019 and $471 thousand for 2018.

In 2019, the Company recorded $410 thousand of unrealized gains on fair valuation of its warrants as compared to  $23 thousand in 2018. Sales of equipment and early termination of notes resulted in a $385 thousand gain in 2019 and a $416 thousand gain in 2018.

Total operating expenses were $4.7 million for 2019 and $6.8 million for 2018. The main components of such operating expenses were depreciation, asset management fees to the Managing Member and cost reimbursements to Managing Member and/or affiliates.

Depreciation amounts of $2.8 million and $4.4 million were recorded for the years 2019 and 2018, respectively.  The year over year decline was a result of a 19% net reduction in lease assets.

Asset management fees were $478 thousand and $588 thousand for 2019 and 2018, respectively.

Cost reimbursements to managing member and/or affiliates of $547 thousand was recorded in 2019 and $757 thousand was recorded in 2018; this is also the result of a diminishing asset base for the allocation of common expenses incurred in providing services and infrastructure in support of fund operations.

Capital Resources and Liquidity

At December 31, 2019 and 2018, the Company’s cash and cash equivalents totaled $8 million and $4.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2019	2018
Net cash provided by (used in):
Operating activities	$3,047	$4,691
Investing activities	2,981	(1,205)
Financing activities	(2,404)	(4,103)
Net increase (decrease) in cash and cash equivalents	$3,624	$(617)

During 2019, the Company’s primary source of liquidity was from $3.1 million of borrowings under non-recourse debt, as well as cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The net cash provided by the Company’s operating activities were $3.0 million and $4.7 million for 2019 and 2018, respectively. In addition, the Company received  $1.4 million and $2.2 million of proceeds from the sale of lease assets for the respective years 2019 and 2018. The principal payments received on notes receivable were $1.7 million and $1.6 million for the respective years 2019 and 2018.

The Company’s primary use of liquidity was the payment of $3.0 million of distributions to Other Members for each of 2019 and 2018; and repayments of nonrecourse debt, which totaled $2.5 million in 2019 and $3.1 million for 2018. In 2019, the Company used $27 thousand for notes receivable advances, compared to $3.9 million in 2018.

Revolving credit facility

Effective October 31, 2019, the Company executed a new credit facility agreement which replaced a previous agreement extended beyond its original expiration date of June 2019. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

The amount of the Credit Facility is $55 million and expires June 30, 2021. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Non-Recourse Long-Term Debt

As of December 31, 2019 and 2018, the Company had non-recourse long-term debt totaling $5.3 and $4.7 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2019 and 2018, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2019. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2019, there was a commitment to fund investments in notes receivable totaling $2.5 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There have not been any cancellations through the date of issuance of these financial statements.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member

ATEL 16, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”) as of December 31, 2019 and 2018, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California

March 25, 2020

We have served as the Company’s auditor since 2013.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018
(In Thousands)

	2019	2018
ASSETS
Cash and cash equivalents	$7,992	$4,368
Due from Managing Member	—	7
Accounts receivable, net	99	183
Notes receivable, net	1,384	3,183
Investment in securities	41	—
Warrants, fair value	730	320
Equipment under operating leases, net	15,831	19,515
Prepaid expenses and other assets	13	41
Total assets	$26,090	$27,617

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$52	$—
Accrued distributions to Other Members	289	289
Due to Other	108	111
Non-recourse debt	5,265	4,676
Unearned operating lease income	244	298
Total liabilities	5,958	5,374

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	20,132	22,243
Total Members’ capital	20,132	22,243
Total liabilities and Members’ capital	$26,090	$27,617

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(In Thousands Except for Units and Per Unit Data)

	2019	2018
Revenues:
Leasing and lending activities:
Operating lease revenue	$4,418	$6,061
Notes receivable interest income	400	471
Gain on sales of equipment under operating leases and early termination of notes receivable	385	416
Unrealized gain on fair value adjustment for warrants	410	23
Interest income	5	—
Other	13	18
Total revenues	5,631	6,989

Expenses:
Depreciation of operating lease assets	2,819	4,399
Asset management fees to Managing Member	478	588
Acquisition expense	—	133
Cost reimbursements to Managing Member and/or affiliates	547	757
Provision for credit losses	27	163
Amortization of initial direct costs	82	137
Interest expense	227	149
Professional fees	225	131
Outside services	70	103
Taxes on income and franchise fees	28	43
Other	247	221
Total expenses	4,750	6,824
Net income	$881	$165

Net income:
Managing Member	$—	$—
Other Members	881	165
	$881	$165

Net income per Limited Liability Company Unit (Other Members)	$0.21	$0.04
Weighted average number of Units outstanding	4,274,486	4,275,431

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	4,285,986	$25,145	$—	$25,145
Repurchases of Units	(11,500)	(70)	—	(70)
Distributions to Other Members ($0.70 per Unit)	—	(2,997)	—	(2,997)
Net income		165		165
Balance December 31, 2018	4,274,486	22,243	—	22,243
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net income	—	881	—	881
Balance December 31, 2019	4,274,486	$20,132	$—	$20,132

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(In Thousands)

	2019	2018
Operating activities:
Net income	$881	$165
Adjustment to reconcile net income to cash provided by operating activities:
Accretion of note discount-warrants	(81)	(59)
Depreciation of operating lease assets	2,819	4,399
Gain on sales of equipment under operating leases and early termination of notes receivable	(385)	(416)
Amortization of initial direct costs	82	137
(Reversal of) provision for credit losses	(57)	30
Provision for losses on notes receivable	27	133
Unrealized gain on fair value adjustment for warrants	(410)	(23)
Changes in operating assets and liabilities:
Accounts receivable	141	431
Due from Managing Members and affiliates	—	136
Prepaid expenses and other assets	28	(10)
Accounts payable, Managing Member and affiliates	59	(205)
Accounts payable, other	(3)	(52)
Accrued liabilities, affiliates	—	—
Unearned operating lease income	(54)	25
Net cash provided by operating activities	3,047	4,691

Investing activities:
Purchases of equipment on operating leases	—	(1,122)
Purchase of securities	(41)	—
Proceeds from sales of equipment under operating leases and early termination of notes receivable	1,368	2,157
Payments of initial direct costs	—	(17)
Note receivable advances	(27)	(3,851)
Principal payments received on notes receivable	1,681	1,628
Net cash provided by (used in) investing activities	2,981	(1,205)

Financing activities:
Borrowings under non-recourse debt	3,128	2,029
Repayments under non-recourse debt	(2,540)	(3,070)
Distributions to Other Members	(2,992)	(2,992)
Repurchases of Units	—	(70)
Net cash used in financing activities	(2,404)	(4,103)

Net increase (decrease) in cash and cash equivalents	3,624	(617)
Cash and cash equivalents at beginning of year	4,368	4,985
Cash and cash equivalents at end of year	$7,992	$4,368

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$229	$180
Cash paid during year for taxes	$34	$34

Schedule of non-cash financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of December 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2019 and 2018, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2019, up until the issuance of the financial statements.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

No events were noted which would require additional disclosure in the footnotes to the financial statements other than those disclosed in Note 14, Subsequent Events.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360‑10‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States with activities in the United States and Costa Rica.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The table below summarize geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2019 and 2018 and long-lived assets as of December 31, 2019 and 2018 (dollars in thousands):

	For The Year Ended December 31,
	2019	% of Total	2018	% of Total
Revenue
United States	$5,218	93%	$6,067	87%
Costa Rica	413	7%	922	13%
Total	$5,631	100%	$6,989	100%

	For The Year Ended December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$12,972	84%	$16,321	84%
Costa Rica	2,859	16%	3,194	16%
Total	$15,831	100%	$19,515	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no impairment adjustments on investment in securities at December 31, 2019 and 2018. There were no sales or disposition of securities during the years ended December 31, 2019 and 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $410 thousand and $23 thousand  on fair valuation of its warrants during 2019 and 2018, respectively.  The estimated fair value of the Company’s warrants were $730 thousand and $320 thousand at December 31, 2019 and 2018, respectively.  The Company realized no gains or losses from the net exercise of warrants during 2019 and 2018.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2019 and 2018, the related provision for state income taxes was approximately $28 thousand and $43 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Financial statement basis of net assets	$20,132	$22,243
Tax basis of net assets (unaudited)	17,406	20,086
Difference	$2,726	$2,157

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net income per financial statements	$881	$165
Tax adjustments (unaudited):
Adjustment to depreciation expense	(444)	(1,350)
(Reversal of) provision for losses and doubtful accounts	(57)	30
Adjustments to revenues	(463)	1
Adjustments to gain on sales of assets	364	(247)
Other	31	156
Income (loss) per federal tax return (unaudited)	$312	$(1,245)

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Recent accounting pronouncements:

In February 2016, the FASB issued Accounting Standards Update 2016‑02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective and adopted as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the year ended 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

In June 2016, the FASB issued Accounting Standards Update 2016‑13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016‑13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on current expected credit losses (CECL) and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

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

As of December 31, 2019 and 2018, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2019	2018
Utilities	34%	23%
Agriculture	23%	21%
Transportation, air	16%	23%
Transportation, rail	15%	16%

During 2019 and 2018, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total
		Leasing and Lending
		Revenues
Lessee	Type of Equipment	2019	2018
Chiquita Brands, LLC	Containers	18%	14%
Aep Generating Company	Facility - Other	12%	*
Mississipi Power Company	Mining	10%	*
Signature Flight Support Corporation	Aviation	10%	*
Federal Express Corporation	Aviation	*	19%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2019, the original terms of the notes are from 24 to 42 months with interest at rates ranging from 11.68% to 16.87% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 through 2022.

As of December 31, 2019, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2020	$970
2021	555
2022	115
1,640
Less: portion representing unearned interest income	(189)
1,451
Less: warrants - notes receivable discount	(69)
Unamortized initial direct costs	2
Notes receivable, net	$1,384

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
IDC amortization - notes receivable	$7	$24
IDC amortization - lease assets	75	113
Total	$82	$137

5. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	December 31,
	2018	Reclassifications	Expense	2019
Equipment under operating leases, net	$19,356	$(833)	$(2,819)	$15,704
Assets held for sale or lease, net	—	43	—	43
Initial direct costs, net of accumulated amortization of $291 at December 31, 2019 and $315 at December 31, 2018	159	—	(75)	84
Total	$19,515	$(790)	$(2,894)	$15,831

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.8 million and $4.4 million for the years ended December 31, 2019 and 2018.

IDC amortization expense related to the Company’s operating leases totaled $75 thousand and $113 thousand for 2019 and 2018, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2018.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,			December 31,
	2018	Additions	Dispositions	2019
Aviation	$4,587	$—	$—	$4,587
Containers	6,641	—	(96)	6,545
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	2,091	—	(804)	1,287
Marine vessels	2,291	—	—	2,291
Motor vehicles	1,305	—	(1,305)	—
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Other	1,095	—	(681)	414
	32,139	—	(2,886)	29,253
Less accumulated depreciation	(12,783)	(2,819)	2,053	(13,549)
Total	$19,356	$(2,819)	$(833)	$15,704

The average estimated residual value for assets on operating leases was 34% of the assets’ original cost at both December 31, 2019 and 2018. There were no operating leases in non-accrual status at December 31, 2019 and 2018.

At December 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2020	$2,566
2021	1,651
2022	1,271
2023	467
2024	382
Thereafter	551
$6,888

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Materials handling	7 - 10
Trucks and trailers	7 - 10

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for
	Doubtful	Valuation
	Accounts	Adjustments on
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2017	$35	$—	$35
Provision for credit losses	30	133	163
Balance December 31, 2018	$65	$133	$198

	Allowance for
	Doubtful	Valuation
	Accounts	Adjustments on
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2018	$65	$133	$198
(Reversal of) provision for credit losses	(57)	27	(30)
Write offs	—	(160)	(160)
Balance December 31, 2019	$8	$—	$8

As of December 31, 2019 and 2018, the Company’s allowance for credit losses (related solely to financing receivables) were as follows (in thousands):

Notes Receivable	2019		2018
Allowance for credit losses:
Ending balance	$—		$133
Ending balance: individually evaluated for impairment	$—		$133
Ending balance: collectively evaluated for impairment	$—		$—

Financing receivables, net:
Ending balance	$1,384	[1]	$3,316	[2]
Ending balance: individually evaluated for impairment	$1,384		$3,316
Ending balance: collectively evaluated for impairment	$—		$—

[1]	Includes $3 of unamortized initial direct costs and includes $69 Warrants-notes receivable discount.
[2]	Includes $12 of unamortized initial direct costs and includes $151 Warrants-notes receivable discount.

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

At December 31, 2019 and 2018, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	2019	2018
Pass	$1,451	$3,309
Special mention	—	—
Substandard	—	—
Doubtful	—	134
Total	$1,451	$3,443

There was no impaired investment in financing receivables at December 31, 2019. There was an impaired investment in financing receivables as of December 31, 2018.

At December 31, 2019 and 2018, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,443	$3,443	$—

As of December 31, 2019 and 2018, the Company had no notes receivable on non-accrual status (See Note 4).

7.  Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2019 and 2018 as follows (in thousands):

s
	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$547	$757
Asset management fees to Managing Member	478	588
Acquisition and initial direct costs paid to Managing Member	—	150
	$1,025	$1,495

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2019 and 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8.  Non-recourse debt:

At December 31, 2019, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.75% to 5.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2019, gross operating lease rentals totaled approximately $5.7 million over the remaining lease terms; and the carrying value of the pledged assets is $10.8 million. The notes mature at various dates from 2019  to 2028.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2020	$1,947	$178	$2,125
2021	1,173	117	1,290
2022	1,032	75	1,107
2023	342	43	385
2024	290	28	318
Thereafter	481	39	520
	$5,265	$480	$5,745

9.  Borrowing facilities:

Effective October 31, 2019, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) replacing the previous revolving credit facility agreement. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (ie., the Company is liable only for the amount of the advances extended to the Company under those sub facilities, and not as to amounts extended to any co-borrower).

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires June 30, 2021 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of December 31, 2019 and 2018, borrowings under the Credit Facility were as follows (in thousands):

	2019	2018
Total available under the financing arrangement	$55,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(850)	(910)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,150	$72,890

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2019, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2019, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.1 million, 0.26 to 1, and 23.14 to 1, respectively, as of December 31, 2019. As such, as of December 31, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2019 and 2018.

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

As of December 31, 2019, the investment program participants were the Company, ATEL 15, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

10.  Commitments:

At December 31, 2019, there was a commitment to fund investments in notes receivable totaling $2.5 million.  This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12.  Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both December 31, 2019 and 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	2019	2018
Distributions	$2,992	$2,997
Weighted average number of Units outstanding	4,274,486	4,275,431
Weighted average distributions per Unit	$0.70	$0.70

13.  Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2019 and 2018, only the Company’s warrants were measured on a recurring basis. As of the same periods, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s).  As of December 31, 2019 and 2018, the calculated fair value of the Fund’s warrant portfolio approximated $730 thousand and $320 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2019	2018
Fair value of warrants at beginning of period	$320	$109
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	188
Unrealized gain on fair value adjustment for warrants	410	23
Fair value of warrants at end of period	$730	$320

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2019 and 2018:

December 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $16.07
			Exercise price	$0.02 - $9.00
			Time to maturity (in years)	4.35 - 11.95
			Risk-free interest rate	1.60% - 1.99%
			Annualized volatility	32.21% - 111.44%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	$0.02 - $9.00
			Time to maturity (in years)	5.35 - 12.95
			Risk-free interest rate	2.52% - 2.74%
			Annualized volatility	34.20% - 292.35%

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,992	$7,992	$—	$—	$7,992
Notes receivable, net	1,384	—	—	1,396	1,396
Warrants, fair value	730	—	—	730	730
Financial liabilities:
Non-recourse debt	5,265	—	—	5,271	5,271

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,368	$4,368	$—	$—	$4,368
Notes receivable, net	3,183	—	—	3,164	3,164
Warrants, fair value	320	—	—	320	320
Financial liabilities:
Non-recourse debt	4,676	—	—	4,684	4,684

14.  Subsequent Events:

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a‑15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 69, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University.  Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 66, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California,  Berkeley.

Vasco H. Morais, age 61, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease

Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2019.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2019 and 2018 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2019, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Financial Services, LLC	Initial Limited Liability	0.0012%
	The Transamerica Pyramid	Company Units
	600 Montgomery Street, 9th Floor	50 Units ($500)
	San Francisco, CA 94111

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2018, the Company incurred audit fees with its principal auditors totaling $137 thousand and $83 thousand, respectively. Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10‑Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	13
	Balance Sheets at December 31, 2019 and 2018	14
	Statements of Income for the years ended December 31, 2019 and 2018	15
	Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018	16
	Statements of Cash Flows for the years ended December 31, 2019 and 2018	17
	Notes to Financial Statements	18

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective November 5, 2013 as filed on November 6, 2013 (File Number 333-188924) is hereby incorporated herein by reference

(4.1) Description of the Registrant’s Securities pursuant to Section 12 of the Securities Exchange Act of 1934
(14.1) Code of Ethics
(31.1) Certification of Dean L. Cash pursuant to Rules 13a‑14(a)/15d‑14(a)
(31.2) Certification of Paritosh K. Choksi pursuant to Rules 13a‑14(a)/15d‑14(a)
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

Date: March 25, 2020

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10‑K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.