Form 10-Q
period 2020-03-31
ATEL 16, LLC
filed 2020-05-15
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

The number of Limited Liability Company Units outstanding as of April 30, 2020 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019
(In Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,499	$7,992
Accounts receivable, net	98	99
Notes receivable, net	1,091	1,384
Investment in securities	47	41
Warrants, fair value	688	730
Equipment under operating leases, net	16,200	15,831
Prepaid expenses and other assets	16	13
Total assets	$24,639	$26,090

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$87	$52
Accrued distributions to Other Members	289	289
Due to Other	105	108
Non-recourse debt	4,548	5,265
Unearned operating lease income	398	244
Total liabilities	5,427	5,958

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	19,212	20,132
Total Members’ capital	19,212	20,132
Total liabilities and Members’ capital	$24,639	$26,090

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Leasing and lending activities:
Operating lease revenue	$945	$1,276
Notes receivable interest income	59	123
(Loss) gain on sales of equipment under operating leases and early termination of notes receivable	(39)	27
Unrealized loss on fair value adjustment for warrants	(42)	(3)
Interest income	1	—
Other	36	2
Total revenues	960	1,425

Expenses:
Depreciation of operating lease assets	611	837
Asset management fees to Managing Member	121	132
Acquisition expense	70	—
Cost reimbursements to Managing Member and/or affiliates	131	156
Provision for losses on notes receivable	—	13
Amortization of initial direct costs	14	1
Interest expense	48	82
Professional fees	60	74
Outside services	21	24
Taxes on income and franchise fees	9	—
Other	46	66
Total expenses	1,131	1,385
Net (loss) income	$(171)	$40

Net (loss) income:
Other Members	(171)	40
	$(171)	$40

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.04)	$0.01
Weighted average number of Units outstanding	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	4,274,486	$20,132	$—	$20,132
Distributions to Other Members ($0.18 per Unit)	—	(749)	—	(749)
Net loss	—	(171)	—	(171)
Balance March 31, 2020	4,274,486	$19,212	$—	$19,212

	Three Months Ended March 31, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	4,274,486	$22,243	$—	$22,243
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	40	—	40
Balance March 31, 2019	4,274,486	$21,535	$—	$21,535

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

 MARCH 31, 2020 AND 2019
(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net (loss) income	$(171)	$40
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Accretion of note discount-warrants	(13)	(20)
Depreciation of operating lease assets	611	837
Loss (gain) on sales of equipment under operating leases and early termination of notes receivable	39	(27)
Amortization of initial direct costs	14	1
Provision for (reversal of) credit losses	5	(39)
Unrealized loss on fair value adjustment for warrants	42	3
Changes in operating assets and liabilities:
Accounts receivable	(4)	55
Due from Managing Members and affiliates	—	(30)
Prepaid expenses and other assets	(3)	(32)
Accounts payable, Managing Member and affiliates	35	35
Accounts payable, other	(3)	(1)
Unearned operating lease income	154	138
Net cash provided by operating activities	706	960

Investing activities:
Purchases of equipment on operating leases	(1,099)	—
Purchase of securities	(7)	—
Proceeds from sales of equipment under operating leases and early termination of notes receivable	68	228
Note receivable advances	—	(13)
Principal payments received on notes receivable	306	422
Net cash (used in) provided by investing activities	(732)	637

Financing activities:
Borrowings under non-recourse debt	—	1,514
Repayments under non-recourse debt	(718)	(678)
Distributions to Other Members	(749)	(748)
Net cash (used in) provided by financing activities	(1,467)	88

Net (decrease) increase in cash and cash equivalents	(1,493)	1,685
Cash and cash equivalents at beginning of period	7,992	4,368
Cash and cash equivalents at end of period	$6,499	$6,053

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$66	$64
Cash paid during period for taxes	$5	$2

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of March 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (the first six years after the year the offering terminates); and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the Operating Agreement.

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6, Related party transactions).  The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarize geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2020 and 2019 and long-lived assets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	For The Three Months Ended March 31,
	2020	% of Total	2019	% of Total
Revenue
United States	$738	77%	$1,193	84%
Costa Rica	222	23%	232	16%
Total	$960	100%	$1,425	100%

	As of March 31,		As of December 31,
	2020	% of Total	2019	% of Total
Long-lived assets
United States	$13,341	82%	$12,972	84%
Costa Rica	2,859	18%	2,859	16%
Total	$16,200	100%	$15,831	100%

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

Financing receivables:

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable.

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

(Unaudited)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities do not have readily determinable fair values and are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company’s investment securities totaled $47 thousand and $41 thousand at March 31, 2020 and December 31, 2019, respectively. There were no fair value adjustments on investment securities for the respective three months ended March 31, 2020 and 2019. Cumulatively, there has been no fair value adjustment recorded on such securities. There were neither impairment losses nor sales or disposition of securities during the three months ended March 31, 2020 and 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $42 thousand and $3 thousand on fair valuation of its warrants for the quarters ended March 31, 2020 and 2019, respectively. The estimated fair value of the Company’s warrants were $688 thousand and $730 thousand at March 31, 2020 and December 31, 2019, respectively. The Company realized no gains or losses from the net exercise of warrants during the three months ended March 31, 2020 and 2019.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January, 1, 2019 were previously included in operating expenses in the Company’s financial statements.

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

(Unaudited)

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

Initial direct costs:

With the adoption of ASU 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets.  IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new CECL impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Fund adopted ASU 2018-13 on January 1, 2020. Such adoption did not have a significant impact on the Fund’s financial statements and related disclosure requirements.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2020, the original terms of the notes are from 30 to 42 months with interest at rates ranging from 11.68% to 16.87% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 through 2022.

As of March 31, 2020, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2020	$619
Year ending December 31, 2021	555
2022	115
1,289
Less: portion representing unearned interest income	(144)
1,145
Less: warrants - notes receivable discount	(56)
Unamortized initial direct costs	2
Notes receivable, net	$1,091

IDC expenses related to notes receivable and the Company’s operating leases for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
IDC amortization - notes receivable	$1	$—
IDC amortization - lease assets	13	1
Total	$14	$1

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2019	Reclassifications	Expense	2020
Equipment under operating leases, net	$15,704	$1,036	$(611)	$16,129
Assets held for sale or lease, net	43	(43)	—	—
Initial direct costs, net of accumulated amortization of $263 at March 31, 2020 and $291 at December 31, 2019	84	—	(13)	71
Total	$15,831	$993	$(624)	$16,200

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $611 thousand and $837 thousand for the respective three months ended March 31, 2020 and 2019.

IDC amortization expense related to the Company’s operating leases totaled $13 thousand and $1 thousand for the three months ended March 31, 2020 and 2019, respectively.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,			March 31,
	2019	Additions	Dispositions	2020
Aviation	$4,587	$—	$—	$4,587
Containers	6,545	—	—	6,545
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	1,287	—	(280)	1,007
Marine vessels	2,291	—	—	2,291
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Construction	—	1,099	—	1,099
Other	414	—	—	414
	29,253	1,099	(280)	30,072
Less accumulated depreciation	(13,549)	(611)	217	(13,943)
Total	$15,704	$488	$(63)	$16,129

The average estimated residual value for assets on operating leases was 35% and 34% of the assets’ original cost at March 31, 2020 and December 31, 2019 respectively.  There were no operating leases in non-accrual status at March 31, 2020 and 2019.

At March 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2020	$1,807
Year ending December 31, 2021	1,833
2022	1,452
2023	648
2024	486
Thereafter	572
$6,798

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Materials handling	7 - 10
Trucks and trailers	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivable	Total
Balance December 31, 2018	$65	$133	$198
Provision for credit losses	(52)	13	(39)
Balance March 31, 2019	$13	$146	$159

	Allowance for	Valuation
	Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivable	Total
Balance December 31, 2019	$8	$—	$8
Provision for credit losses	5	—	5
Balance March 31, 2020	$13	$—	$13

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

At March 31, 2020 and December 31, 2019, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31,	December 31,
	2020	2019
Pass	$1,145	$1,451
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$1,145	$1,451

There were no impaired investments in financing receivables at March 31, 2020 and December 31, 2019.

At March 31, 2020 and December 31, 2019, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
March 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$1,145	$1,145	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—

As of March 31, 2020 and December 31, 2019, the Company had no notes receivable on non-accrual status (See Note 3).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$131	$156
Asset management fees to Managing Member	121	132
	$252	$288

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2020 and 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At March 31, 2020, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.75% to 4.84% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2020, gross operating lease rentals totaled approximately $4.9 million over the remaining lease terms; and the carrying value of the pledged assets is $9.9 million. The notes mature at various dates from 2020 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2020	$1,230	$112	$1,342
Year ending December 31, 2021	1,173	117	1,290
2022	1,031	75	1,106
2023	343	43	386
2024	290	28	318
Thereafter	481	39	520
	$4,548	$414	$4,962

8. Borrowing facilities:

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2020 and December 31, 2019, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(1,849)	(850)
Total remaining available under the working capital, acquisition and warehouse facilities	$53,151	$54,150

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2020, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2020, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $19.1 million, 0.24 to 1, and 24.59 to 1, respectively, as of March 31, 2020. As such, as of March 31, 2020, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2020 and December 31, 2019.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020, the Company participated in the investment program along with ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At March 31, 2020, there was a commitment to fund investments in notes receivable totaling $3.2 million and purchase lease assets totaling $283 thousand. These amounts represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

10. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both March 31, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three months ended March 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2020	2019
Distributions	$749	$748
Weighted average number of Units outstanding	4,274,486	4,274,486
Weighted average distributions per Unit	$0.18	$0.17

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2020 and 2019, only the Company’s warrants were measured on a recurring basis. As of the same periods, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $688 thousand and $730 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of warrants at beginning of period	$730	$320
Unrealized loss on fair value adjustment for warrants	(42)	(3)
Fair value of warrants at end of period	$688	$317

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2020 and December 31, 2019:

March 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.11 - $16.95 ($0.24)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	4.1 - 11.7 (7.76)
			Risk-free interest rate	0.34% - 1.58% (0.60%)
			Annualized volatility	32.00% - 115.04% (46.16%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $16.07 ($0.24)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	4.35 - 11.95 (8.01)
			Risk-free interest rate	1.60% - 1.99% (1.86%)
			Annualized volatility	32.21% - 111.44% (46.60%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,499	$6,499	$—	$—	$6,499
Notes receivable, net	1,091	—	—	1,114	1,114
Warrants, fair value	688	—	—	688	688
Financial liabilities:
Non-recourse debt	4,548	—	—	4,573	4,573

	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,992	$7,992	$—	$—	$7,992
Notes receivable, net	1,384	—	—	1,396	1,396
Warrants, fair value	730	—	—	730	730
Financial liabilities:
Non-recourse debt	5,265	—	—	5,271	5,271

12.  Global health emergency:

On January 30, 2020, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Through March 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of March 31, 2020, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

The Company had a  net loss of $171 thousand and net income of $40 thousand for the respective three month periods ended March 31, 2020 and 2019. The results of the first quarter of 2020 reflect decreases in both revenues and expenses when compared to the prior year period.

Total revenues for the quarter ended March 31, 2020 were $960 thousand compared to $1.4 million for the quarter ended March 31, 2019. This reduction of $465 thousand, or 33%, decline in revenues was primarily due to decreases in operating lease revenues, an unfavorable change in gains and losses recognized on the sale of lease assets, a reduction in interest income on notes receivable, and an increase in unrealized losses on the fair market value of warrants.

Operating lease revenues declined by $331 thousand primarily due to dispositions of lease assets. The unfavorable change in gains and losses on sales of lease assets totaled $66 thousand and was primarily a result of the change in the mix of assets sold. Interest income declined by $64 thousand largely due to maturities of certain notes during the current quarter; and, unrealized losses on the Fund’s warrants increased by $39 thousand as a result of the lower interest rate environment.

Total expenses for the quarter ended March 31, 2020 were $1.1 million compared to $1.4 million for the quarter ended March 31, 2019. The $254 thousand, or 18%, reduction in expenses was primarily due to decreases in depreciation, interest expense and cost reimbursements to Managing Member and/or affiliates partially offset by an increase in acquisition expense.

Depreciation expense was reduced by $226 thousand as a result of run-off and sales of lease assets. Interest expense decreased by $34 thousand as a result of repayments made on the Fund’s borrowings under non-recourse debt since March 31, 2019. Cost reimbursements to Managing Member and/or affiliates declined by $25 thousand due to lower allocated costs. Such decline in allocated costs is reflective of consistent baseline allocations of common costs among the Fund and its affiliates.

These reductions in expenses were partially offset by a $70 thousand increase in acquisition expense related to lease assets acquired during the current quarter. There were no acquisitions during the prior year quarter.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.5 million and $8.0 million as of March 31, 2020 and December 31, 2019, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$706	$960
Investing activities	(732)	637
Financing activities	(1,467)	88
Net (decrease) increase in cash and cash equivalents	$(1,493)	$1,685

During the three months ended March 31, 2020 and 2019, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from sales of lease assets and early termination of notes receivable. Principal payments received on the notes receivable totaled $306 thousand and $422 thousand for the three months ended March 31, 2020 and 2019, respectively; and, proceeds from sales of assets totaled $68 thousand and $228 thousand for the same respective periods. In addition, during the first quarter of 2019, the Fund had $1.5 million of borrowings under non-recourse debt. There were no such borrowings during the current quarter.

During the three months ended March 31, 2020, cash was used to acquire $1.1 million of lease assets, pay distributions of $749 thousand, and repay $718 thousand of borrowings under non-recourse debt. By comparison, during the three months ended March 31, 2019, cash was primarily used to pay distributions of $748 thousand and repay $678 thousand of borrowings under non-recourse debt. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2020, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $19.1 million, 0.24 to 1, and 24.59 to 1, respectively, as of March 31, 2020. As such, as of March 31, 2020, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2020 (in thousands):

Net income – GAAP basis	$651
Interest expense	193
Depreciation and amortization	2,593
Amortization of initial direct costs	106
Provision for credit losses (doubtful accounts)	9
Unrealized loss on fair valuation of warrants	(371)
Principal payments received on Notes Receivable	1,565
EBITDA (for Credit Facility financial covenant calculation only)	$4,746

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2020.

Cash distributions were paid by the Fund to Unitholders of record as of February 29, 2020, and paid through March 31, 2020. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2020 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 - Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 - Feb 2020	Jan 2020 – Mar 2020	749		—		749		0.18	4,274,486
		$15,304		$—		$15,304		$4.18
Source of distributions
Lease and loan payments and sales proceeds received		$15,304	100.00%	$—	0.00%	$15,304	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$15,304	100.00%	$—	0.00%	$15,304	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018,  December 1, 2018 – November 30, 2019 and December 31, 2019 – February 29, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2020, there was a commitment to fund investments in notes receivable totaling $3.2 million and purchase lease assets totaling $283 thousand. These amounts represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the Company’s significant accounting policies since December 31, 2019.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

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