Form 10-Q
period 2020-09-30
ATEL 16, LLC
filed 2020-11-16
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

The number of Limited Liability Company Units outstanding as of October 31, 2020 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(In Thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,262	$7,992
Accounts receivable, net	105	99
Notes receivable, net	695	1,384
Investment in securities	47	41
Warrants, fair value	375	730
Equipment under operating leases, net	15,113	15,831
Prepaid expenses and other assets	23	13
Total assets	$21,620	$26,090

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$66	$52
Accrued distributions to Other Members	289	289
Other	110	108
Non-recourse debt	3,589	5,265
Unearned operating lease income	433	244
Total liabilities	4,487	5,958

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	17,133	20,132
Total Members’ capital	17,133	20,132
Total liabilities and Members’ capital	$21,620	$26,090

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$784	$1,032	$2,676	$3,370
Notes receivable interest income	39	93	143	322
Gain (loss) on sales of equipment under operating leases and/or early termination of notes receivable	—	84	(43)	384
Interest income	1	2	2	4
Other revenue	2	—	39	7
Total operating revenues	826	1,211	2,817	4,087

Operating expenses:
Depreciation of operating lease assets	670	627	1,867	2,210
Asset management fees to Managing Member	118	124	345	368
Acquisition expense	17	—	69	—
Cost reimbursements to Managing Member and/or affiliates	117	139	380	424
Provision for losses on notes receivable	—	—	—	27
Amortization of initial direct costs	7	66	34	68
Interest expense	39	55	131	171
Professional fees	24	56	146	179
Outside services	22	23	57	59
Taxes on income and franchise fees	6	10	19	51
Other expense	74	70	169	197
Total operating expenses	1,094	1,170	3,217	3,754
Net (loss) income from operations	(268)	41	(400)	333

Other income (loss):
Unrealized gain (loss) on fair value adjustment for warrants	1	(21)	(355)	273

Net (loss) income	$(267)	$20	$(755)	$606

Net (loss) income:
Other Members	(267)	20	(755)	606
	$(267)	$20	$(755)	$606

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.06)	$0.00	$(0.18)	$0.14
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	4,274,486	$18,148	$—	$18,148
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(267)	—	(267)
Balance September 30, 2020	4,274,486	$17,133	$—	$17,133

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	4,274,486	$20,132	$—	$20,132
Distributions to Other Members ($0.52 per Unit)	—	(2,244)	—	(2,244)
Net loss	—	(755)	—	(755)
Balance September 30, 2020	4,274,486	$17,133	$—	$17,133

	Three Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2019	4,274,486	$21,333	$—	$21,333
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	20	—	20
Balance September 30, 2019	4,274,486	$20,605	$—	$20,605

	Nine Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	4,274,486	$22,243	$—	$22,243
Distributions to Other Members ($0.52 per Unit)	—	(2,244)	—	(2,244)
Net income	—	606	—	606
Balance September 30, 2019	4,274,486	$20,605	$—	$20,605

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019
(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net (loss) income	$(755)	$606
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Accretion of note discount-warrants	(36)	(61)
Depreciation of operating lease assets	1,867	2,210
Loss (gain) on sales of equipment under operating leases and early termination of notes receivable	43	(384)
Amortization of initial direct costs	34	68
Provision for (reversal of) credit losses	18	(30)
Unrealized loss (gain) on fair value adjustment for warrants	355	(273)
Changes in operating assets and liabilities:
Accounts receivable	(24)	186
Prepaid expenses and other assets	(10)	1
Accounts payable, Managing Member and affiliates	14	94
Accounts payable, other	2	(5)
Unearned operating lease income	189	105
Net cash provided by operating activities	1,697	2,517

Investing activities:
Purchases of equipment on operating leases	(1,296)	—
Purchase of securities	(6)	(27)
Proceeds from sales of equipment under operating leases and early termination of notes receivable	198	1,343
Note receivable advances	—	(27)
Principal payments received on notes receivable	597	1,249
Net cash (used in) provided by investing activities	(507)	2,538

Financing activities:
Borrowings under non-recourse debt	—	3,128
Repayments under non-recourse debt	(1,676)	(2,058)
Distributions to Other Members	(2,244)	(2,244)
Net cash used in financing activities	(3,920)	(1,174)

Net (decrease) increase in cash and cash equivalents	(2,730)	3,881
Cash and cash equivalents at beginning of period	7,992	4,368
Cash and cash equivalents at end of period	$5,262	$8,249

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$151	$187
Cash paid during period for taxes	$26	$34

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of September 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarize geographic information relating to the sources, by nation, of the Company’s total operating revenues for the three and nine months ended September 30, 2020 and 2019 and long-lived assets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	% of Total	2019	% of Total
Revenue
United States	$826	100%	$1,200	99%
Costa Rica	—	—%	11	1%
Total	$826	100%	$1,211	100%

	Nine Months Ended September 30,
	2020	% of Total	2019	% of Total
Revenue
United States	$2,595	92%	$3,686	90%
Costa Rica	222	8%	401	10%
Total	$2,817	100%	$4,087	100%

	As of September 30,		As of December 31,
	2020	% of Total	2019	% of Total
Long-lived assets
United States	$12,262	81%	$12,972	84%
Costa Rica	2,851	19%	2,859	16%
Total	$15,113	100%	$15,831	100%

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

Purchased securities

The Company’s purchased securities do not have readily determinable fair values and are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company’s investment securities totaled $47 thousand and $41 thousand at September 30, 2020 and December 31, 2019, respectively. There were no fair value adjustments on investment securities for the respective three and nine months ended September 30, 2020 and 2019. Cumulatively, there has been no fair value adjustment recorded on such securities. There were neither impairment losses nor sales or disposition of securities during the three and nine months ended September 30, 2020 and 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s warrants were $375 thousand and $730 thousand at September 30, 2020 and December 31, 2019, respectively. The Company recorded unrealized gains of $1 thousand and unrealized losses of $21 thousand on fair valuation of its warrants for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded unrealized losses of $355 thousand and unrealized gains of $273 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and nine months ended September 30, 2020 and 2019.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Initial direct costs:

Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized and amortized over the lease term. All other costs associated with the execution of the Company’s leases are expensed as incurred.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In March 2020, the FASB issued Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2020, the original terms of the notes are 42 months with interest at rates ranging from 11.68% to 16.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 through 2022.

As of September 30, 2020, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2020	$150
Year ending December 31, 2021	538
2022	115
803
Less: portion representing unearned interest income	(75)
728
Less: warrants - notes receivable discount	(34)
Unamortized initial direct costs	1
Notes receivable, net	$695

Initial direct costs (“IDC”) related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
IDC amortization - notes receivable	$—	$6	$2	$6
IDC amortization - lease assets	7	60	32	62
Total	$7	$66	$34	$68

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	September 30,
	2019	Reclassifications	Expense	2020
Equipment under operating leases, net	$15,704	$1,224	$(1,867)	$15,061
Assets held for sale or lease, net	43	(43)	—	—
Initial direct costs, net of accumulated amortization of $113 at September 30, 2020 and $291 at December 31, 2019	84	—	(32)	52
Total	$15,831	$1,181	$(1,899)	$15,113

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $670 thousand and $627 thousand for the respective three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, depreciation expense totaled $1.9 million and $2.2 million, respectively.

Both three and nine month periods ended September 30, 2020 include $149 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and nine months ended September 30, 2019.

IDC amortization expense related to the Company’s operating leases totaled $7 thousand and $60 thousand for the three months ended September 30, 2020 and 2019, respectively. For the respective nine months ended September 30, 2020 and 2019, IDC amortization expense totaled $32 thousand and $62 thousand.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,			September 30,
	2019	Additions	Dispositions	2020
Aviation	$4,587	$—	$—	$4,587
Containers	6,545	—	(16)	6,529
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	—	4,017
Mining	2,766	—	—	2,766
Materials handling	1,287	175	(277)	1,185
Marine vessels	2,291	—	—	2,291
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Construction	—	1,099	—	1,099
Other	414	21	—	435
	29,253	1,295	(293)	30,255
Less accumulated depreciation	(13,549)	(1,867)	222	(15,194)
Total	$15,704	$(572)	$(71)	$15,061

The average estimated residual value for assets on operating leases was 34% of the assets’ original cost at both September 30, 2020 and December 31, 2019. There were no operating leases in non-accrual status at September 30, 2020 and 2019.

At September 30, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2020	$468
Year ending December 31, 2021	1,920
2022	1,501
2023	688
2024	498
2025	229
Thereafter	343
$5,647

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2018	$65	$133	$198
(Reversal of) provision for credit losses	(57)	27	(30)
Write offs	—	(160)	(160)
Balance September 30, 2019	$8	$—	$8

	Allowance for	Valuation
	Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2019	$8	$—	$8
Provision for credit losses	18	—	18
Balance September 30, 2020	$26	$—	$26

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three and nine months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

At September 30, 2020 and December 31, 2019, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30,	December 31,
	2020	2019
Pass	$728	$1,451
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$728	$1,451

There were no impaired investments in financing receivables at September 30, 2020 and December 31, 2019.

At September 30, 2020 and December 31, 2019, the investment in financing receivables (excludes IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
September 30, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$728	$728	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—

As of September 30, 2020 and December 31, 2019, the Company had no notes receivable on non-accrual status (See Note 3).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$117	$139	$380	$424
Asset management fees to Managing Member	118	124	345	368
Acquisition and initial direct costs paid to Managing Member	17	—	69	—
	$252	$263	$794	$792

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2020 and 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At September 30, 2020, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.84% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2020, gross operating lease rentals totaled approximately $3.9 million over the remaining lease terms; and the carrying value of the pledged assets is $7.4 million. The notes mature at various dates from 2020 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2020	$271	$26	$297
Year ending December 31, 2021	1,173	117	1,290
2022	1,032	75	1,107
2023	343	43	386
2024	290	28	318
2025	159	19	178
Thereafter	321	20	341
	$3,589	$328	$3,917

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires September 30, 2021 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of September 30, 2020 and December 31, 2019, borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(6,365)	(850)
Total remaining available under the working capital, acquisition and warehouse facilities	$48,635	$54,150

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2020, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2020, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $17.1 million, 0.21 to 1, and 18.74 to 1, respectively, as of September 30, 2020. As such, as of September 30, 2020, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2020 and December 31, 2019.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, the Company participated in the investment program along with ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At September 30, 2020, there were commitments to fund investments in notes receivable totaling $1.8 million and to purchase lease assets totaling $1.0 million. These amounts represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

10. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both September 30, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Distributions	$748	$748	$2,244	$2,244
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486
Weighted average distributions per Unit	$0.17	$0.17	$0.52	$0.52

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2020 and 2019, only the Company’s warrants were measured on a recurring basis. As of the same periods, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $375 thousand and $730 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fair value of warrants at beginning of period	$374	$614	$730	$320
Unrealized gain (loss) on fair value adjustment for warrants	1	(21)	(355)	273
Fair value of warrants at end of period	$375	$593	$375	$593

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2020 and December 31, 2019:

September 30, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.15)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	3.60 - 11.19 (7.27)
			Risk-free interest rate	0.21% - 1.58% (0.51%)
			Annualized volatility	29.33% - 207.19% (55.96%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $16.07 ($0.24)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	4.35 - 11.95 (8.01)
			Risk-free interest rate	1.60% - 1.99% (1.86%)
			Annualized volatility	32.21% - 111.44% (46.60%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,262	$5,262	$—	$—	$5,262
Notes receivable, net	695	—	—	708	708
Warrants, fair value	375	—	—	375	375
Financial liabilities:
Non-recourse debt	3,589	—	—	3,732	3,732

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,992	$7,992	$—	$—	$7,992
Notes receivable, net	1,384	—	—	1,396	1,396
Warrants, fair value	730	—	—	730	730
Financial liabilities:
Non-recourse debt	5,265	—	—	5,271	5,271

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

Through September 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of September 30, 2020, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

Three months ended September 30, 2020 versus three months ended September 30, 2019

The Company had a net loss of $267 thousand and net income of $20 thousand for the respective three months ended September 30, 2020 and 2019. The current year third quarter results reflect decreases in total operating revenues and expenses, and an increase in other income when compared to the prior year quarter.

Total operating revenues for the quarter ended September 30, 2020 were $826 thousand compared to $1.2 million for the quarter ended September 30, 2019. This $385 thousand, or 32%, period over period decline in total operating revenues was primarily due to decreases in operating lease revenues, gains on sales of lease assets and interest income on notes receivable.

Operating lease revenues declined by $248 thousand primarily due to run-off and the impact of prior period dispositions of lease assets. Gains on sales of lease assets decreased by $84 thousand due to the absence of sales activity during the current year period; and interest income on notes receivable declined by $54 thousand largely due to the maturities of certain notes.

Total operating expenses for the quarter ended September 30, 2020 were $1.1 million compared to $1.2 million for the quarter ended September 30, 2019. The $76 thousand, or 6%, period over period reduction in total operating expenses was primarily due to decreases in amortization of IDC, professional fees, costs reimbursed to the Manager and interest expense. These reductions were partially offset by increases in depreciation and acquisition expenses.

Amortization of IDC decreased by $59 thousand due to an increase in fully amortized costs and dispositions of associated lease assets. Professional fees decreased by $32 thousand largely due to lower audit related billings. In addition, costs reimbursed to the Manager was reduced by $22 thousand due to lower allocated costs reflective of the Fund’s declining assets; and, interest expense declined by $16 thousand due to the maturities of certain notes.

Partially offsetting the aforementioned reductions in expenses were increases in depreciation and acquisition expenses. The net increase in depreciation expense was $43 thousand. Such increase was comprised of $149 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, partially offset by a $106 thousand decrease resulting from run-off and sales of lease assets. The increase in acquisition expense totaled $17 thousand and was related to lease assets acquired during the current quarter. There were no lease asset acquisitions during the prior year period.

During the current quarter, the Company also recorded other income totaling $1 thousand related to the fair valuation of its warrants. This compares to other loss of $21 thousand recorded during the prior year period. The prior year loss in the fair value of the warrants is attributable to changes to the underlying prices of certain securities.

Nine months ended September 30, 2020 versus nine months ended September 30, 2019

The Company had a net loss of $755 thousand and net income of $606 thousand for the respective nine months ended September 30, 2020 and 2019. The year-to-date results for 2020 reflect decreases in both operating revenues and expenses, and an increase in other loss when compared to the prior year period.

Total operating revenues for the nine months ended September 30, 2020 were $2.8 million compared to $4.1 million for the prior year period. The $1.3 million, or 31%, period over period reduction in total operating revenues was primarily due to a decrease in operating lease revenues, an unfavorable change in gains and losses recognized on the sale of lease assets, and a reduction in interest income on notes receivable.

Operating lease revenues declined by $694 thousand primarily due to run-off and dispositions of lease assets. The unfavorable change in gains and losses on sales of lease assets totaled $427 thousand and was primarily a result of the change in the mix of assets sold; and interest income on notes receivable declined by $179 thousand largely due to maturities of certain notes during the current year period.

Total operating expenses for the nine months ended September 30, 2020 were $3.2 million compared to $3.8 million for the prior year period. The $537 thousand, or 14%, reduction in operating expenses was primarily due to decreases in depreciation, costs reimbursed to the Manager, interest expense, amortization of IDC, professional fees, and taxes and franchise fees. These decreases were partially offset by an increase in acquisition expense.

The net decline in depreciation expense was $343 thousand. Such decline was comprised of a $492 thousand decrease resulting from run-off and sales of lease assets; offset by $149 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Costs reimbursed to the Manager was reduced by $44 thousand due to lower allocated costs reflective of the Fund’s declining assets. Interest expense decreased by $40 thousand due to maturities of certain notes during the current year; and amortization of IDC decreased by $34 thousand due to an increase in fully amortized costs and dispositions of associated lease assets. In addition, professional fees decreased by $33 thousand largely due to lower audit related billings, and taxes on income and franchise fees decreased by $32 thousand due to a lower estimated tax liability. These reductions in expenses were partially offset by a $69 thousand increase in acquisition expense related to lease assets acquired during the first nine months of 2020. There were no lease asset acquisitions during the prior year period.

During the nine months ended September 30, 2020, the Company recorded other loss totaling $355 thousand related to the fair valuation of its warrants. This compares to other income of $273 thousand recorded during the prior year period. Such unfavorable change in the fair value of the warrants is attributable to changes to the underlying prices of certain securities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.3 million and $8.0 million as of September 30, 2020 and December 31, 2019, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,697	$2,517
Investing activities	(507)	2,538
Financing activities	(3,920)	(1,174)
Net (decrease) increase in cash and cash equivalents	$(2,730)	$3,881

During the nine months ended September 30, 2020 and 2019, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from sales of lease assets and early termination of notes receivable. Principal payments received on the notes receivable totaled $597 thousand and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively; and, proceeds from sales of assets totaled $198 thousand and $1.3 million for the same respective periods. In addition, during the nine months ended September 30, 2019, the Fund obtained $3.1 million of borrowings under non-recourse debt. There were no such borrowings during 2020.

During the nine months ended September 30, 2020, cash was used to pay distributions of $2.2 million, repay $1.7 million of borrowings under non-recourse debt, and acquire $1.3 million of lease assets. By comparison, during the nine months ended September 30, 2019, cash was primarily used to pay distributions of $2.2 million and repay $2.1 million of borrowings under non-recourse debt. Cash was also used to pay invoices related to management fees and expenses, and other payables during both nine-month periods.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2020, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $17.1 million, 0.21 to 1, and 18.74 to 1, respectively, as of September 30, 2020. As such, as of September 30, 2020, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2020 (in thousands):

Net loss – GAAP basis	$(479)
Interest expense	187
Depreciation and amortization	2,476
Amortization of initial direct costs	48
Provision for credit losses (doubtful accounts)	25
Unrealized loss on fair valuation of warrants	218
Principal payments received on Notes Receivable	1,029
EBITDA (for Credit Facility financial covenant calculation only)	$3,504

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2020.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2020, and paid through September 30, 2020. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2020 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – August 2020	Jan 2020 – Sep 2020	2,244		—		2,244		0.52	4,274,486
		$16,799		$—		$16,799		$4.52
Source of distributions
Lease and loan payments and sales proceeds received		$16,799	100.00%	$—	0.00%	$16,799	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$16,799	100.00%	$—	0.00%	$16,799	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019 and December 31, 2019 – August 31, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2020, there were commitments to fund investments in notes receivable totaling $1.8 million and to purchase lease assets totaling $1.0 million. These amounts represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 16, 2020

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