Form 10-K
period 2020-12-31
ATEL 16, LLC
filed 2021-03-30
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No  ⌧

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ◻ No ⌧

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of Limited Liability Company Units outstanding as of February 28, 2021 was 4,274,486.

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

As of December 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2020, the Company had purchased equipment with a total acquisition price of $43.1 million. The Company had also funded investments in notes receivable totaling $7.6 million through December 31, 2020.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2020 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Aviation	$10,371	24.09%
Containers	6,803	15.80%
Coal terminal	5,000	11.61%
Materials handling	4,138	9.61%
Transportation, rail	5,034	11.70%
Mining	2,766	6.42%
Marine vessels	2,291	5.32%
Transportation	1,879	4.36%
Manufacturing	1,243	2.90%
Construction	1,898	4.41%
Other	1,629	3.78%
	$43,052	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Agriculture	$8,363	19.43%
Manufacturing	2,824	6.56%
Transportation	6,825	15.85%
Transportation, air	7,905	18.35%
Utilities	7,291	16.94%
Transportation, rail	4,352	10.11%
Construction	3,482	8.09%
Refuse systems	997	2.32%
Other	1,013	2.35%
	$43,052	100.00%

From inception through December 31, 2020, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Aviation	$5,280	$1,964	$5,019
Materials handling	3,055	761	3,201
Containers	310	137	161
Transportation	2,111	1,149	1,690
Construction	799	452	513
Other	416	283	207
	$11,971	$4,746	$10,791

For further information regarding the Company’s equipment lease portfolio as of December 31, 2020, see Note 5, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2020 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Research	$2,614	34.26%
Manufacturing	1,000	13.10%
Computers	350	4.59%
Agriculture	300	3.93%
Other	3,367	44.12%
	$7,631	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Acquisitions
Manufacturing	$1,763	23.10%
Electrical	1,000	13.10%
Health services	900	11.79%
Business services	1,737	22.77%
Research & development	684	8.96%
Computer engines	1,113	14.59%
Chemical	134	1.76%
Agriculture	300	3.93%
	$7,631	100.00%

From inception through December 31, 2020, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Early Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Research	$2,614	$349	$3,083
Computers	350	—	437
Other	2,900	3,029	2,889
	$5,864	$3,378	$6,409

For further information regarding the Company’s notes receivable portfolio as of December 31, 2020, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2020.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Equipment under operating leases (net of fees and expenses): The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

●	management fees applicable for the Fund (1.25% of the aggregate original equipment cost of Portfolio Assets during offering stage, 1.75% of the aggregate net Portfolio Assets during operating stage and 1.75% of the Book Value of the Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be)
●	carried interest applicable for the Fund (0.01% of distributions)
●	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 169.5%, based on ATEL’s historical track record as of December 31, 2020.

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

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2020 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $6.81. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2020.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2020, and paid through December 31, 2020. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2020 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
		$17,547		$—		$17,547		$4.70
Source of distributions
Lease and loan payments and sales proceeds received		$17,547	100.00%	$—	0.00%	$17,547	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$17,547	100.00%	$—	0.00%	$17,547	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019 and December 1, 2019 – November 30, 2020, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2020, 4,274,486 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment is acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2020. The utilization percentage of existing assets under lease was 100% at both December 31, 2020 and December 31, 2019.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had net income of $44 thousand and $881 thousand for the years ended December 31, 2020 and 2019, respectively. The current year results reflect decreases in total operating revenues and expenses, and an increase in other income when compared to the prior year.

Total operating revenues were $3.9 million for the year ended December 31, 2020 compared to $5.2 million for the prior year. The $1.2 million, or 24%, year over year reduction in total operating revenues was primarily due to a decrease in operating lease revenues, a decline in gains on sales of lease assets, and a reduction in interest income on notes receivables.

Operating lease revenues declined by $839 thousand primarily due to run-off and disposition of lease assets. Gains realized on asset sales decreased by $241 thousand mainly due to the change in the mix of assets sold; and interest income on notes receivable declined by $226 thousand largely due to maturities of certain notes during the current year.

Total operating expenses were $4.8 million for both years ended December 31, 2020 and 2019. Compared to the prior year there were decreases in depreciation, interest expense, cost reimbursements to Manager and/or affiliates, amortization of initial direct costs (“IDC”), professional fees and asset management fees to the Managing Member. These decreases were offset by an increase in impairment losses on equipment and acquisition expense.

Depreciation expense declined by $388 thousand largely due to current year run-off and disposition of lease assets. Such decline is net of $214 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, and $183 thousand of incremental depreciation from current year lease asset purchases. Interest expense decreased by $60 thousand due to maturities of certain notes during the current year; and costs reimbursed to the Manager and/or affiliates declined by $42 thousand due to lower allocated costs reflective of the Fund’s declining assets. In addition, amortization of IDC decreased by $38 thousand as a result of a higher amount of fully amortized IDC balances, and dispositions of associated lease assets. Professional fees declined by $34 thousand mainly due to lower audit related billings; and asset management fees was reduced by $28 thousand due to the decline in managed assets and related revenues. Offsetting these decreases were an increase in impairments on equipment of $548 thousand and an increase in acquisition expense of $68 thousand attributable to current year equipment purchases. There were no equipment purchases in 2019.

During the years ended December 31, 2020 and 2019, the Company recorded other income of $848 thousand and $410 thousand, respectively. Such income reflects unrealized gains/losses on the Company’s investment securities and warrants portfolio. During 2020, the Company recorded unrealized gains of $1.3 million on the fair valuation of its investments securities as a result of a favorable change in the stock value of securities converted from warrants during the fourth quarter, subsequent to a borrower’s completion of a quick initial public offering. Also, for 2020, the Company recorded $466 thousand of unrealized losses on fair valuation of its warrants as compared to $410 thousand of unrealized gains recorded for 2019.

Capital Resources and Liquidity

At December 31, 2020 and 2019, the Company’s cash and cash equivalents totaled $3.6 million and $8.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$2,048	$3,047
Investing activities	(1,498)	2,981
Financing activities	(4,939)	(2,404)
Net (decrease) increase in cash and cash equivalents	$(4,389)	$3,624

During the years ended December 31, 2020 and 2019, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from sales of lease assets and early termination of notes receivable. Principal payments received on the notes receivable totaled $724 thousand and $1.7 million for the years ended December 31, 2020 and 2019, respectively; and proceeds from sales of lease assets and early termination of notes receivable totaled $591 thousand and $1.4 million for the same respective years. In addition, during 2019, the Company obtained $3.1 million of borrowings under non-recourse debt. There were no such borrowings during 2020.

During the years ended December 31, 2020 and 2019, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to Other Members totaled $3.0 million for each of the years ended December 31, 2020 and 2019; and cash used to repay non-recourse debt totaled $1.9 million in 2020 and $2.5 million in 2019. In addition, during 2020, the Company used $2.8 million to acquire lease assets. There were no such purchases in 2019. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

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

Non-Recourse Debt

As of December 31, 2020 and 2019, the Company had non-recourse long-term debt totaling $3.3 million and $5.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2020 and 2019, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2020. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2020, there was a commitment to fund investments in notes receivable totaling $1.4 million and investments in equipment totaling $94 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There have not been any cancellations through the date of issuance of these financial statements.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member

ATEL 16, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”), as of December 31, 2020 and 2019, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 29, 2021

We have served as the Company’s auditor since 2013.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019
(In Thousands)

	2020	2019
ASSETS
Cash and cash equivalents	$3,603	$7,992
Accounts receivable, net	65	99
Notes receivable, net	576	1,384
Investment in securities	1,495	41
Warrants, fair value	130	730
Equipment under operating leases, net	15,296	15,831
Prepaid expenses and other assets	11	13
Total assets	$21,176	$26,090

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$35	$52
Accrued distributions to Other Members	289	289
Other	116	108
Non-recourse debt	3,318	5,265
Unearned operating lease income	234	244
Total liabilities	3,992	5,958

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	17,184	20,132
Total Members’ capital	17,184	20,132
Total liabilities and Members’ capital	$21,176	$26,090

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(In Thousands Except for Units and Per Unit Data)

	2020	2019
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$3,579	$4,418
Notes receivable interest income	174	400
Gain on sales of equipment under operating leases and/or early termination of notes receivable	144	385
Interest income	2	5
Other revenue	49	13
Total operating revenues	3,948	5,221

Operating expenses:
Depreciation of operating lease assets	2,431	2,819
Asset management fees to Managing Member	450	478
Acquisition expense	68	—
Cost reimbursements to Managing Member and/or affiliates	505	547
Provision for losses on notes receivable	—	27
Impairment losses on equipment	548	—
Amortization of initial direct costs	44	82
Interest expense	167	227
Professional fees	191	225
Outside services	100	70
Taxes on income and franchise fees	23	28
Other expense	225	247
Total operating expenses	4,752	4,750
(Loss) income from operations	(804)	471

Other income:
Unrealized gain on fair value adjustment for securities	1,314	—
Unrealized (loss) gain on fair value adjustment for warrants	(466)	410
Total other income	848	410
Net income	$44	$881

Net income:
Managing Member	$—	$—
Other Members	44	881
	$44	$881

Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.21
Weighted average number of Units outstanding	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	4,274,486	$22,243	$—	$22,243
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net income	—	881	—	881
Balance December 31, 2019	4,274,486	20,132	—	20,132
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net income	—	44	—	44
Balance December 31, 2020	4,274,486	$17,184	$—	$17,184

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(In Thousands)

	2020	2019
Operating activities:
Net income	$44	$881
Adjustment to reconcile net income to cash provided by operating activities:
Accretion of note discount-warrants	(44)	(81)
Depreciation of operating lease assets	2,431	2,819
Gain on sales of equipment under operating leases and early termination of notes receivable	(144)	(385)
Amortization of initial direct costs	44	82
Impairment losses on equipment	548	—
Reversal of provision for credit losses	(7)	(57)
Provision for losses on notes receivable	—	27
Unrealized gain on fair value adjustment for securities	(1,314)	—
Unrealized loss (gain) on fair value adjustment for warrants	466	(410)
Changes in operating assets and liabilities:
Accounts receivable	41	141
Prepaid expenses and other assets	2	28
Accounts payable, Managing Member and affiliates	(17)	59
Accounts payable, other	8	(3)
Unearned operating lease income	(10)	(54)
Net cash provided by operating activities	2,048	3,047

Investing activities:
Purchases of equipment on operating leases	(2,782)	—
Purchase of securities	(6)	(41)
Proceeds from sales of equipment under operating leases and early termination of notes receivable	591	1,368
Payments of initial direct costs	(25)	—
Notes receivable advances	—	(27)
Principal payments received on notes receivable	724	1,681
Net cash (used in) provided by investing activities	(1,498)	2,981

Financing activities:
Borrowings under non-recourse debt	—	3,128
Repayments under non-recourse debt	(1,947)	(2,540)
Distributions to Other Members	(2,992)	(2,992)
Net cash used in financing activities	(4,939)	(2,404)

Net (decrease) increase in cash and cash equivalents	(4,389)	3,624
Cash and cash equivalents at beginning of year	7,992	4,368
Cash and cash equivalents at end of year	$3,603	$7,992

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$177	$229
Cash paid during year for taxes	$27	$34

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$289	$289
Conversion of warrants to equity securities	$134	$—

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

As of December 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2020 and 2019, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2020, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries related to equipment on operating lease contracts and notes receivable.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2020 and 2019 and long-lived assets as of December 31, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,
	2020	% of Total	2019	% of Total
Revenue
United States	$3,726	94%	$4,808	92%
Costa Rica	222	6%	413	8%
Total	$3,948	100%	$5,221	100%

	For The Year Ended December 31,
	2020	% of Total	2019	% of Total
Long-lived assets
United States	$12,462	81%	$12,972	84%
Costa Rica	2,834	19%	2,859	16%
Total	$15,296	100%	$15,831	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $1.5 million and $41 thousand of investment securities as of December 31, 2020 and 2019, respectively. An approximate $1.4 million of the purchased securities balance at December 31, 2020 reflects the fair market value of certain warrants exercised and converted to equity securities during the year, whereby the Company recorded unrealized gains of $1.3 million. Such conversion related to a borrower’s completion of an initial public offering in December 2020. Prior to the conversion, the Company only held securities that do not have readily determinable fair values. Cumulatively, there has been no fair value adjustments recorded on such securities. There were neither impairment losses nor sales or disposition of securities during the years ended December 31, 2020 and 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of December 31, 2020 and 2019, the estimated fair value of the Company’s portfolio of warrants was $130 thousand and $730 thousand, respectively. During the years ended December 31, 2020 and 2019, the Company recorded unrealized losses of $466 thousand and unrealized gains of $410 thousand, respectively, on fair valuation of its warrants. There were net exercises of warrants in exchange for securities totaling $134 thousand during the fourth quarter of 2020. No other warrant exercises occurred during the years ended December 31, 2020 and 2019.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2020 and 2019, the related provision for state income taxes was approximately $23 thousand and $28 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2020 and 2019 as follows (in thousands):

	2020	2019
Financial statement basis of net assets	$17,184	$20,132
Tax basis of net assets (unaudited)	14,284	17,406
Difference	$2,900	$2,726

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net income per financial statements	$44	$881
Tax adjustments (unaudited):
Adjustment to depreciation expense	(87)	(444)
Provision for losses and doubtful accounts	(7)	(57)
Adjustments to revenues	(1,321)	(463)
Adjustments to gain on sales of assets	228	364
Other	1,013	31
(Loss) income per federal tax return (unaudited)	$(130)	$312

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal years beginning after December 15, 2022.

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

As of December 31, 2020 and 2019, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2020	2019
Utilities	32%	34%
Agriculture	20%	23%
Transportation, air	16%	16%
Transportation, rail	14%	15%

During 2020 and 2019, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total
		Leasing and Lending
		Revenues
Lessee	Type of Equipment	2020	2019
AEP Generating Company	Facility - Other	15%	12%
Signature Flight Support Corporation	Aviation	12%	10%
Union Pacific Railroad Company	Railroad	11%	*
Mississipi Power Company	Mining	10%	10%
Chiquita Brands, LLC	Containers	*	18%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2020, the original terms of the notes are all 42 months with interest at rates ranging from 11.68% to 16.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 through 2022.

As of December 31, 2020, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2021	$538
2022	115
653
Less: portion representing unearned interest income	(52)
601
Less: warrants - notes receivable discount	(26)
Unamortized initial direct costs	1
Notes receivable, net	$576

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
IDC amortization - notes receivable	$2	$7
IDC amortization - lease assets	42	75
Total	$44	$82

5. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	December 31,
	2019	Impairment Losses	Expense	2020
Equipment under operating leases, net	$15,704	$1,956	$(2,431)	$15,229
Assets held for sale or lease, net	43	(43)	—	—
Initial direct costs, net	84	25	(42)	67
Total	$15,831	$1,938	$(2,473)	$15,296

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.4 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.

Total depreciation for 2020 includes $214 thousand of additional depreciation which was recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company recorded a $548 thousand loss reserve to reduce the book value of certain leases deemed impaired. There was no such reserve recorded in 2019.

IDC amortization expense related to the Company’s operating leases totaled $42 thousand and $75 thousand for 2020 and 2019, respectively.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,			December 31,
	2019	Additions	Dispositions	2020
Aviation	$4,587	$783	$(280)	$5,090
Containers	6,545	—	(52)	6,493
Coal terminal	5,000	—	—	5,000
Railroad	4,017	—	(340)	3,677
Mining	2,766	—	—	2,766
Materials handling	1,287	96	(276)	1,107
Marine vessels	2,291	—	—	2,291
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Construction	—	1,902	—	1,902
Other	414	—	—	414
	29,253	2,781	(948)	31,086
Less accumulated depreciation	(13,549)	(2,431)	123	(15,857)
Total	$15,704	$350	$(825)	$15,229

The average estimated residual value for assets on operating leases was 34% of the assets’ original cost at both December 31, 2020 and 2019. There were no operating leases in non-accrual status at December 31, 2020 and 2019.

At December 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2021	$2,126
2022	1,707
2023	893
2024	669
2025	400
Thereafter	662
$6,457

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2018	$65	$133	$198
(Reversal of) provision for credit losses	(57)	27	(30)
Write offs	—	(160)	(160)
Balance December 31, 2019	$8	$—	$8

	Allowance for	Valuation
	Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2019	$8	$—	$8
Reversal of credit losses	(7)	—	(7)
Balance December 31, 2020	$1	$—	$1

As of December 31, 2020 and 2019, the Company had no allowance for credit losses related to financing receivables.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

At December 31, 2020 and 2019, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants - notes receivable discount and unamortized IDC) (in thousands):

	Notes Receivable
	2020	2019
Pass	$601	$1,451
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$601	$1,451

There was no impaired investment in financing receivables at December 31, 2020 and 2019.

At December 31, 2020 and 2019, the investment in financing receivables (excludes warrants - notes receivable discount and unamortized IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$601	$601	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—

As of December 31, 2020 and 2019, the Company had no notes receivable on non-accrual status (See Note 4).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2020 and 2019 as follows (in thousands):

s
	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$505	$547
Asset management fees to Managing Member	450	478
Acquisition and initial direct costs paid to Managing Member	93	—
	$1,048	$1,025

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2020 and 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2020, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2020, gross operating lease rentals totaled approximately $3.6 million over the remaining lease terms; and the carrying value of the pledged assets is $6.7 million. The notes mature at various dates from 2020 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2021	$1,173	$117	$1,290
2022	1,032	75	1,107
2023	343	43	386
2024	290	28	318
2025	159	19	178
Thereafter	321	20	341
	$3,318	$302	$3,620

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

As of December 31, 2020 and 2019, borrowings under the Credit Facility were as follows (in thousands):

	2020	2019
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(5,879)	(850)
Total remaining available under the working capital, acquisition and warehouse facilities	$49,121	$54,150

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2020, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2020, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $17.1 million, 0.19 to 1, and 18.46 to 1, respectively, as of December 31, 2020. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2020 and 2019.

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

As of December 31, 2020, the investment program participants were the Company and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

10. Commitments:

At December 31, 2020, there was a commitment to fund investments in notes receivable totaling $1.4 million and to fund lease equipment totaling $94 thousand. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both December 31, 2020 and 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	2020	2019
Distributions	$2,992	$2,992
Weighted average number of Units outstanding	4,274,486	4,274,486
Weighted average distributions per Unit	$0.70	$0.70

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2020 and 2019, the Company’s warrants and investment securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2020. There was no equipment measured at fair value as of December 31, 2019.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2020 and 2019, the calculated fair value of the Fund’s warrant portfolio approximated $130 thousand and $730 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the years ended December 31, 2020 and 2019 and classified as level 3 are as follows (in thousands):

	2020	2019
Fair value of warrants at beginning of year	$730	$320
Warrants converted to securities	(134)	—
Unrealized (loss) gain on fair value adjustment for warrants	(466)	410
Fair value of warrants at end of year	$130	$730

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $1.4 million at December 31, 2020. There were no investment securities with readily determinable values held at December 31, 2019.

The fair value of the investment securities that were accounted for on a recurring basis for the years ended December 31, 2020 and 2019 and classified as level 1 are as follows (in thousands):

	2020	2019
Fair value of securities at beginning of year	$—	$—
Warrants converted to securities	134	—
Unrealized gain on fair value adjustment for securities	1,314	—
Fair value of securities at end of year	$1,448	$—

Impaired equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $548 thousand to reduce the cost basis of certain containers. There was no impaired equipment in 2019.

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$2,195	$—	$—	$2,195
	$2,195	$—	$—	$2,195

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2020 and 2019:

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	3.35 - 10.94 (7.02)
			Risk-free interest rate	0.22% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.48%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $2,195,000)
			Equipment Condition	Poor to Average

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $16.07 ($0.24)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	4.35 - 11.95 (8.01)
			Risk-free interest rate	1.60% - 1.99% (1.86%)
			Annualized volatility	32.21% - 111.44% (46.60%)

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,603	$3,603	$—	$—	$3,603
Notes receivable, net	576	—	—	585	585
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	130	—	—	130	130
Financial liabilities:
Non-recourse debt	3,318	—	—	3,448	3,448

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,992	$7,992	$—	$—	$7,992
Notes receivable, net	1,384	—	—	1,396	1,396
Warrants, fair value	730	—	—	730	730
Financial liabilities:
Non-recourse debt	5,265	—	—	5,271	5,271

14.  Global health emergency:

On January 2020, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 70, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 67, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 62, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2020.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2020 and 2019 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2020, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2020 and 2019, the Company incurred audit fees with its principal auditors totaling $99 thousand and $137 thousand, respectively. Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	13
	Balance Sheets at December 31, 2020 and 2019	14
	Statements of Income for the years ended December 31, 2020 and 2019	15
	Statements of Changes in Members’ Capital for the years ended December 31, 2020 and 2019	16
	Statements of Cash Flows for the years ended December 31, 2020 and 2019	17
	Notes to Financial Statements	18

2.	Financial Statement Schedules

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

Date: March 29, 2021

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.