Form 10-Q
period 2021-03-31
ATEL 16, LLC
filed 2021-05-17
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of Limited Liability Company Units outstanding as of April 30, 2021 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020
(In Thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,529	$3,603
Accounts receivable, net	105	65
Notes receivable, net	453	576
Investment in securities	1,385	1,495
Warrants, fair value	120	130
Equipment under operating leases, net	14,907	15,296
Prepaid expenses and other assets	6	11
Total assets	$21,505	$21,176

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$98	$35
Accrued distributions to Other Members	289	289
Other	97	116
Non-recourse debt	2,818	3,318
Unearned operating lease income	1,089	234
Total liabilities	4,391	3,992

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	17,114	17,184
Total Members’ capital	17,114	17,184
Total liabilities and Members’ capital	$21,505	$21,176

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$726	$945
Notes receivable interest income	27	59
Gain (loss) on sales of equipment under operating leases and/or early termination of notes receivable	144	(39)
Interest income	—	1
Other revenue	830	36
Total operating revenues	1,727	1,002

Operating expenses:
Depreciation of operating lease assets	546	611
Asset management fees to Managing Member	103	121
Acquisition expense	19	70
Cost reimbursements to Managing Member and/or affiliates	128	131
Amortization of initial direct costs	4	14
Interest expense	31	48
Professional fees	100	60
Outside services	10	21
Taxes on income and franchise fees	7	9
Other expense	60	46
Total operating expenses	1,008	1,131
Income (loss) from operations	719	(129)

Other loss:
Gain on sale of securities	11	—
Unrealized loss on fair value adjustment for securities	(42)	—
Unrealized loss on fair value adjustment for warrants	(10)	(42)
Total other loss	(41)	(42)
Net income (loss)	$678	$(171)

Net income (loss):
Managing Member	$—	$—
Other Members	678	(171)
	$678	$(171)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.16	$(0.04)
Weighted average number of Units outstanding	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	4,274,486	$17,184	$—	$17,184
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	678	—	678
Balance March 31, 2021	4,274,486	17,114	—	17,114

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	4,274,486	$20,132	$—	$20,132
Distributions to Other Members ($0.18 per Unit)	—	(749)	—	(749)
Net loss	—	(171)	—	(171)
Balance March 31, 2020	4,274,486	19,212	—	19,212

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020
(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income (loss)	$678	$(171)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount-warrants	(8)	(13)
Depreciation of operating lease assets	546	611
(Gain) loss on sales of equipment under operating leases and/or early termination of notes receivable	(144)	39
Amortization of initial direct costs	4	14
Provision for credit losses	9	5
Gain on sale of securities	(11)	—
Unrealized loss on fair value adjustment for securities	42	—
Unrealized loss on fair value adjustment for warrants	10	42
Changes in operating assets and liabilities:
Accounts receivable	(49)	(4)
Prepaid expenses and other assets	5	(3)
Accounts payable, Managing Member and affiliates	63	35
Accounts payable, other	(19)	(3)
Unearned operating lease income	855	154
Net cash provided by operating activities	1,981	706

Investing activities:
Purchases of equipment on operating leases	(405)	(1,099)
Purchase of securities	—	(7)
Proceeds from sales of securities	79	—
Proceeds from sales of equipment under operating leases and/or early termination of notes receivable	388	68
Principal payments received on notes receivable	131	306
Net cash provided by (used in) investing activities	193	(732)

Financing activities:
Repayments under non-recourse debt	(500)	(718)
Distributions to Other Members	(748)	(749)
Net cash used in financing activities	(1,248)	(1,467)

Net increase (decrease) in cash and cash equivalents	926	(1,493)
Cash and cash equivalents at beginning of period	3,603	7,992
Cash and cash equivalents at end of period	$4,529	$6,499

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$43	$66
Cash paid during peiod for taxes	$23	$5

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of March 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarize geographic information relating to the sources, by nation, of the Company’s total operating revenues for the three months ended March 31, 2021 and 2020 and long-lived assets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	For the Three Months Ended
	2021	% of Total	2020	% of Total
Revenue
United States	$1,715	99%	$780	78%
Costa Rica	12	1%	222	22%
Total	$1,727	100%	$1,002	100%

	As of March 31,		As of December 31,
	2021	% of Total	2020	% of Total
Long-lived assets
United States	$12,781	86%	$12,462	81%
Costa Rica	2,126	14%	2,834	19%
Total	$14,907	100%	$15,296	100%

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

Financing receivables:

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable. See discussion herein under the caption – Notes receivable, unearned interest and related revenue recognition.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $1.4 million and $1.5 million of purchased securities at March 31, 2021 and December 31, 2020, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $47 thousand at both March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, the Company recorded $42 thousand of unrealized losses on investment securities with readily determinable fair values. Prior to December 2020, the Company only held securities that do not have readily determinable fair values. Cumulatively, there has been no fair value adjustments recorded on such securities. There were no impairment losses on securities during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, the Company sold investment securities with a value of approximately $82 thousand and realized a gain of $11 thousand on the sale. There were no sales or dispositions of securities during the three months ended March 31, 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s warrants were $120 thousand and $130 thousand at March 31, 2021 and December 31, 2020, respectively. The Company recorded unrealized losses of $10 thousand and $42 thousand on fair valuation of its warrants for the three months ended March 31, 2021 and 2020, respectively. The Company realized no gains or losses from the net exercise of warrants during the three months ended March 31, 2021 and 2020.

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

Acquisition expense:

Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs (“IDC”), such amounts are expensed as incurred.

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

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2021, the original terms of the notes are 42 months with interest at rates ranging from 11.68% to 16.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 through 2022.

As of March 31, 2021, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2021	$389
Year ending December 31, 2022	115
504
Less: portion representing unearned interest income	(33)
471
Less: warrants - notes receivable discount	(18)
Notes receivable, net	$453

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

IDC amortization expense related to notes receivable and the Company’s operating leases for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
IDC amortization - notes receivable	$—	$1
IDC amortization - lease assets	4	13
Total	$4	$14

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	March 31
	2020	Impairment Losses	Expense	2021
Equipment under operating leases, net	$15,229	$(2,993)	$(540)	$11,696
Assets held for sale or lease, net	—	3,154	(6)	3,148
Initial direct costs, net	67	—	(4)	63
Total	$15,296	$161	$(550)	$14,907

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $546 thousand and $611 thousand for the respective three months ended March 31, 2021 and 2020.

Total depreciation for the three months ended March 31, 2021 includes $57 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three months ended March 31, 2020.

IDC amortization expense related to the Company’s operating leases totaled $4 thousand and $13 thousand for the three months ended March 31, 2021 and 2020, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

p
	Balance			Balance
	December 31,		Reclassifications/	March 31,
	2020	Additions	Dispositions	2021
Aviation	$5,090	$319	$—	$5,409
Containers	6,493	—	(5,496)	997
Coal terminal	5,000	—	—	5,000
Railroad	3,677	—	(343)	3,334
Mining	2,766	—	(2,766)	—
Materials handling	1,107	67	—	1,174
Marine vessels	2,291	—	—	2,291
Trucks and trailers	1,103	—	—	1,103
Manufacturing	1,243	—	—	1,243
Construction	1,902	—	—	1,902
Other	414	19	(250)	183
	31,086	405	(8,855)	22,636
Less accumulated depreciation	(15,857)	(540)	5,457	(10,940)
Total	$15,229	$(135)	$(3,398)	$11,696

The average estimated residual value for assets on operating leases was 29% and 34% of the assets’ original cost at March 31, 2021 and December 31, 2020, respecvtively. There were no operating leases in non-accrual status at March 31, 2021 and December 31, 2020.

At March 31, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2021	$1,425
Year ending December 31, 2022	1,771
2023	957
2024	723
2025	450
Thereafter	758
$6,084

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2019	$8
Provision for credit losses	5
Balance March 31, 2020	$13

Balance December 31, 2020	$1
Provision for credit losses	9
Balance March 31, 2021	$10

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

(Unaudited)

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

At March 31, 2021 and December 31, 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount and unamortized IDC) (in thousands):

	Notes Receivable
	March 31,	December 31,
	2021	2020
Pass	$504	$601
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$504	$601

There were no impaired investments in financing receivables at March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, the investment in financing receivables (excludes warrants – notes receivable discount and unamortized IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
March 31, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$504	$504	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$601	$601	$—

As of March 31, 2021 and December 31, 2020, the Company had no notes receivable on non-accrual status (See Note 3).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$128	$131
Asset management fees to Managing Member	103	121
	$231	$252

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2021 and 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At March 31, 2021, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2021, gross operating lease rentals totaled approximately $2.8 million over the remaining lease terms; and the carrying value of the pledged assets is $6.4 million. The notes mature at various dates from 2021 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2021	$673	$74	$747
Year ending December 31, 2022	1,032	75	1,107
2023	343	43	386
2024	290	28	318
2025	159	19	178
Thereafter	321	20	341
	$2,818	$259	$3,077

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

As of March 31, 2021 and December 31, 2020, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(775)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,225	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $17.1 million, 0.16 to 1, and 18.88 to 1, respectively, as of March 31, 2021. As such, as of March 31, 2021, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, the Company participated in the investment program along with ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At March 31, 2021, there were commitments to purchase lease assets totaling $223 thousand. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

10. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both March 31, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2021	2020
Distributions	$748	$749
Weighted average number of Units outstanding	4,274,486	4,274,486
Weighted average distributions per Unit	$0.17	$0.18

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2021, the Company’s warrants and investment securities were measured on a recurring basis, while only the Company’s warrants were measured on a recurring basis at March 31, 2020. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2020.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $120 thousand and $130 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of warrants at beginning of period	$130	$730
Unrealized loss on fair value adjustment for warrants	(10)	(42)
Fair value of warrants at end of period	$120	$688

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $1.3 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. The Company had no investment securities with readily determinable values at March 31, 2020.

The fair value of the investment securities that were accounted for on a recurring basis for the three months ended March 31, 2021, and classified as Level 1 are as follows (in thousands):

Fair value of securities at beginning of year	$1,448
Securities sold	(68)
Unrealized loss on fair value adjustment for securities	(42)
Fair value of securities at end of year	$1,338

Impaired equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $548 thousand to reduce the cost basis of certain containers. There was no additional impaired equipment during the three months ended March 31, 2021.

		Level 1	Level 2	Level 3
	March 31,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$2,132	$—	$—	$2,132
	$2,132	$—	$—	$2,132

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$2,195	$—	$—	$2,195
	$2,195	$—	$—	$2,195

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2021 and December 31, 2020:

March 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	3.10 - 10.70 (6.78)
			Risk-free interest rate	0.49% - 1.80% (1.41%)
			Annualized volatility	40.69% - 115.04% (56.05%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $2,132,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	3.35 - 10.94 (7.02)
			Risk-free interest rate	0.22% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.48%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $2,195,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,529	$4,529	$—	$—	$4,529
Notes receivable, net	453	—	—	459	459
Investment in securities	1,338	1,338	—	—	1,338
Warrants, fair value	120	—	—	120	120
Financial liabilities:
Non-recourse debt	2,818	—	—	2,897	2,897

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,603	$3,603	$—	$—	$3,603
Notes receivable, net	576	—	—	585	585
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	130	—	—	130	130
Financial liabilities:
Non-recourse debt	3,318	—	—	3,448	3,448

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Through March 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of March 31, 2021, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

Three months ended March 31, 2021 versus three months ended March 31, 2020

The Company had net income of $678 thousand and a net loss of $171 thousand for the respective three months ended March 31, 2021 and 2020. The current quarter results reflect increases in total operating revenues and a decrease in total operating expenses.

Total operating revenues for the quarter ended March 31, 2021 were $1.7 million compared to $1.0 million for the prior year quarter. This $725 thousand, or 72%, period over period increase in total revenues was a result of increases in other revenue and gains on sales of lease assets partially offset by reductions in operating lease revenue and interest income on notes receivable.

Other revenue increased by $794 thousand due to deferred maintenance fees received on certain returned equipment. Gains realized on asset sales increased by $183 thousand mainly due to the change in the mix of assets sold. As partially offsets, operating lease revenues declined by $219 thousand primarily due to the run-off and the early termination of certain leases; and interest income on notes receivable decreased by $32 thousand largely due to maturities of certain notes during the current year

Total operating expenses for the quarter ended March 31, 2021 were $1.0 million compared to $1.1 million for the prior year quarter. The $123 thousand, or 11%, period over period reduction in total operating expenses was primarily due to decreases in depreciation, acquisition expense, asset management fees to the Manager and interest expense. These reductions were partially offset by increases in professional fees and other expense.

Depreciation declined by $65 thousand largely due to run-off and disposition of lease assets. Such decline is net of $57 thousand of additional depreciation recorded to reflect current quarter changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, and $63 thousand of incremental depreciation from lease asset purchases since March 31, 2020. Acquisition expense was reduced by $51 thousand due to the period over period decline in asset acquisition activity; and asset management fees to the Manager declined by $18 thousand largely due to the decline in managed assets, notably the Fund’s notes receivable and lease asset portfolios. In addition, interest expense declined by $17 thousand due to the maturities of certain notes

Partially offsetting the aforementioned decreases in expenses were higher professional fees and other expense. The net increase in professional fees totaled $40 thousand and was due to the payment of audit related invoices in the current quarter; and other expenses increased by $14 thousand primarily due to an increase in bank and compliance fees

The Company also recorded other loss totaling $41 thousand and $42 thousand for the quarters ended March 31, 2021 and 2020, respectively. Such losses reflect unrealized gains/losses on the Company’s warrants and investment securities portfolio. The Company recorded unrealized losses on fair valuation of its warrants totaling $10 thousand and $42 thousand for the quarters ended March 31, 2021 and 2020, respectively. During the current quarter, the Company recorded unrealized losses of $42 thousand on fair valuation of its securities and realized gains of $11 thousand on the sale of certain securities. The Company had neither investment securities that required fair valuation nor sales of investment securities during the prior year quarter.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.5 million and $3.6 million as of March 31, 2021 and December 31, 2020, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,981	$706
Investing activities	193	(732)
Financing activities	(1,248)	(1,467)
Net increase (decrease) in cash and cash equivalents	$926	$(1,493)

During the three months ended March 31, 2021 and 2020, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable and proceeds from sales of lease assets and/or early termination of notes receivable. Principal payments received on the notes receivable totaled $131 thousand and $306 thousand for the three months ended March 31, 2021 and 2020, respectively; and, proceeds from sales of assets and/or early termination of notes receivable totaled $388 thousand and $68 thousand for the same respective periods. The Company received proceeds from sale of securities of $79 thousand for the three months ended March 31, 2021. There were no such sales during the prior year period.

During the three months ended March 31, 2021, cash was used to pay distributions of $748 thousand, repay $500 thousand of borrowings under non-recourse debt, and acquire $405 thousand of lease assets. By comparison, during the three months ended March 31, 2020, cash was primarily used to acquire $1.1 million of lease assets, pay distributions of $749 thousand and repay $718 thousand of borrowings under non-recourse debt. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2021, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $17.1 million, 0.16 to 1, and 18.88 to 1, respectively, as of March 31, 2021. As such, as of March 31, 2021, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2021 (in thousands):

Net gain – GAAP basis	$47
Interest expense	150
Depreciation and amortization	2,366
Amortization of initial direct costs	34
Impairment losses	548
Reversal of provision for losses and doubtful accounts	(3)
Unrealized gain on fair value of securities	(1,270)
Unrealized loss on fair value of warrants	431
Principal payments received on Notes Receivable	529
EBITDA (for Credit Facility financial covenant calculation only)	$2,832

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2021.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2021, and paid through March 31, 2021. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2021 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Feb 2021	Jan 2021 – Mar 2021	748		—		748		0.17	4,274,486
		$18,295		$—		$18,295		$4.70
Source of distributions
Lease and loan payments and sales proceeds received		$18,295	100.00%	$—	0.00%	$18,295	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$18,295	100.00%	$—	0.00%	$18,295	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, and December 1, 2020 – February 28, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2021, there were commitments to purchase lease assets totaling $223 thousand. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting policies since December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2021

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