Form 10-Q
period 2021-06-30
ATEL 16, LLC
filed 2021-08-16
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of July 31, 2021 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020
(In Thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,997	$3,603
Due from Managing Member and affiliates	581	—
Accounts receivable, net	46	65
Notes receivable, net	324	576
Investment in securities	945	1,495
Warrants, fair value	119	130
Equipment under operating leases, net	13,728	15,296
Prepaid expenses and other assets	2	11
Total assets	$19,742	$21,176

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$—	$35
Accrued distributions to Other Members	289	289
Other	128	116
Non-recourse debt	2,665	3,318
Unearned operating lease income	214	234
Total liabilities	3,296	3,992

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	16,446	17,184
Total Members’ capital	16,446	17,184
Total liabilities and Members’ capital	$19,742	$21,176

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$647	$947	$1,373	$1,892
Notes receivable interest income	20	45	47	104
Gain (loss) on sales of equipment under operating leases and/or early termination of notes receivable	142	(4)	286	(43)
Interest income	—	—	—	1
Other revenue	1	1	831	37
Total operating revenues	810	989	2,537	1,991

Operating expenses:
Depreciation of operating lease assets	519	586	1,065	1,197
Asset management fees to Managing Member	84	106	187	227
Acquisition expense	(4)	(18)	15	52
Cost reimbursements to Managing Member and/or affiliates	130	132	258	263
Amortization of initial direct costs	5	13	9	27
Interest expense	28	44	59	92
Professional fees	74	62	174	122
Outside services	10	14	20	35
Taxes on income and franchise fees	5	4	12	13
Other expense	56	48	116	94
Total operating expenses	907	991	1,915	2,122
(Loss) income from operations	(97)	(2)	622	(131)

Other income (loss):
Gain on sale of securities	67	—	78	—
Unrealized gain on fair value adjustment for securities	111	—	69	—
Unrealized loss on fair value adjustment for warrants	(1)	(314)	(11)	(356)
Total other income (loss)	177	(314)	136	(356)
Net income (loss)	$80	$(316)	$758	$(487)

Net income (loss):
Managing Member	$—	$—	$—	$—
Other Members	80	(316)	758	(487)
	$80	$(316)	$758	$(487)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$(0.07)	$0.18	$(0.11)
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2021	4,274,486	$17,114	$—	$17,114
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	80	—	80
Balance June 30, 2021	4,274,486	16,446	—	16,446

	Six Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	4,274,486	$17,184	$—	$17,184
Distributions to Other Members ($0.35 per Unit)	—	(1,496)	—	(1,496)
Net income	—	758	—	758
Balance June 30, 2021	4,274,486	16,446	—	16,446

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	4,274,486	$19,212	$—	$19,212
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(316)	—	(316)
Balance June 30, 2020	4,274,486	18,148	—	18,148

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	4,274,486	$20,132	$—	$20,132
Distributions to Other Members ($0.35 per Unit)	—	(1,497)	—	(1,497)
Net loss	—	(487)	—	(487)
Balance June 30, 2020	4,274,486	18,148	—	18,148

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2021 AND 2020
(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income (loss)	$758	$(487)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount-warrants	(14)	(24)
Depreciation of operating lease assets	1,065	1,197
(Gain) loss on sales of equipment under operating leases and/or early termination of notes receivable	(286)	43
Amortization of initial direct costs	9	27
Provision for credit losses	1	17
Gain on sale of securities	(78)	—
Unrealized gain on fair value adjustment for securities	(69)	—
Unrealized loss on fair value adjustment for warrants	11	356
Changes in operating assets and liabilities:
Accounts receivable	18	(9)
Prepaid expenses and other assets	9	(2)
Due from Managing Members and affiliates	37	—
Accounts payable, Managing Member and affiliates	(35)	184
Accounts payable, other	12	21
Unearned operating lease income	(20)	(13)
Net cash provided by operating activities	1,418	1,310

Investing activities:
Purchases of equipment on operating leases	(405)	(1,099)
Purchase of securities	—	(6)
Proceeds from sales of securities	79	—
Proceeds from sales of equipment under operating leases and/or early termination of notes receivable	1,186	198
Principal payments received on notes receivable	265	475
Net cash provided by (used in) investing activities	1,125	(432)

Financing activities:
Repayments under non-recourse debt	(653)	(1,137)
Distributions to Other Members	(1,496)	(1,497)
Net cash used in financing activities	(2,149)	(2,634)

Net increase (decrease) in cash and cash equivalents	394	(1,756)
Cash and cash equivalents at beginning of period	3,603	7,992
Cash and cash equivalents at end of period	$3,997	$6,236

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$64	$66
Cash paid during peiod for taxes	$24	$26

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of June 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarize geographic information relating to the sources, by nation, of the Company’s total operating revenues for the three and six months ended June 30, 2021 and 2020 and long-lived assets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$810	100%	$989	100%
Total	$810	100%	$989	100%

	Six Months Ended June 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$2,525	99%	$1,769	89%
Costa Rica	12	1%	222	11%
Total	$2,537	100%	$1,991	100%

	As of June 30,		As of December 31,
	2021	% of Total	2020	% of Total
Long-lived assets
United States	$11,881	87%	$12,462	81%
Costa Rica	1,847	13%	2,834	19%
Total	$13,728	100%	$15,296	100%

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $945 thousand and $1.5 million of purchased securities at June 30, 2021 and December 31, 2020, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $47 thousand at both June 30, 2021 and December 31, 2020. During the three months ended June 30, 2021, the Company recorded $111 thousand of unrealized gains on investment securities with readily determinable fair values. Unrealized gains of $69 thousand were recorded on such securities during the six moths ended June 30, 2021. Prior to December 2020, the Company only held securities that do not have readily determinable fair values. Cumulatively, there has been no fair value adjustments recorded on such securities. There were no impairment losses on securities during the three and six months ended June 30, 2021 and 2020. During the three months ended June 30, 2021, the Company sold investment securities with a value of approximately $551 thousand and realized a gain of $67 thousand on the sale. Securities with an approximate value of $619 thousand were sold during the six months ended June 30, 2021 that resulted in a realized gain of $78 thousand. There were no sales or dispositions of securities during the three and six months ended June 30, 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s warrants were $119 thousand and $130 thousand at June 30, 2021 and December 31, 2020, respectively. The Company recorded unrealized losses of $1 thousand and $314 thousand on fair valuation of its warrants for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020 the company recorded unrealized losses of $11 thousand and $356 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and six months ended June 30, 2021 and 2020.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2021, the original terms of the notes are 42 months with interest at rates ranging from 11.68% to 16.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 through 2022.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2021	$239
Year ending December 31, 2022	115
354
Less: portion representing unearned interest income	(19)
335
Less: warrants - notes receivable discount	(11)
Notes receivable, net	$324

IDC amortization expense related to notes receivable and the Company’s operating leases for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
IDC amortization - notes receivable	$—	$1	$—	$1
IDC amortization - lease assets	5	12	9	26
Total	$5	$13	$9	$27

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	June 30
	2020	Impairment Losses	Expense	2021
Equipment under operating leases, net	$15,229	$(5,084)	$(1,026)	$9,119
Assets held for sale or lease, net	—	4,590	(39)	4,551
Initial direct costs, net	67	—	(9)	58
Total	$15,296	$(494)	$(1,074)	$13,728

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $519 thousand and $586 thousand for the respective three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, depreciation expense totaled $1.1 million and $1.2 million, respectively.

Total depreciation for the respective three and six months ended June 30, 2021 includes $61 thousand and $118 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and six months ended June 30, 2020.

IDC amortization expense related to the Company’s operating leases totaled $5 thousand and $12 thousand for the three ended June 30, 2021 and 2020, respectively. For the respective six months ended June 30, 2021 and 2020, IDC amortization expenses totaled $9 thousand and $26 thousand.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	June 30,
	2020	Additions	Dispositions	2021
Aviation	$5,090	$319	$(382)	$5,027
Containers	6,493	—	(5,496)	997
Coal terminal	5,000	—	—	5,000
Railroad	3,677	—	(343)	3,334
Mining	2,766	—	(2,766)	—
Materials handling	1,107	67	—	1,174
Marine vessels	2,291	—	(2,291)	—
Trucks and trailers	1,103	—	(1,016)	87
Manufacturing	1,243	—	—	1,243
Construction	1,902	—	—	1,902
Other	414	19	(250)	183
	31,086	405	(12,544)	18,947
Less accumulated depreciation	(15,857)	(1,026)	7,055	(9,828)
Total	$15,229	$(621)	$(5,489)	$9,119

The average estimated residual value for assets on operating leases was 24% and 34% of the assets’ original cost at June 30, 2021 and December 31, 2020, respectively. There were no operating leases in non-accrual status at June 30, 2021 and December 31, 2020.

At June 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2021	$1,014
Year ending December 31, 2022	1,771
2023	957
2024	723
2025	450
Thereafter	758
$5,673

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Construction	7 – 10
Materials handling	7 – 10
Trucks and trailers	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2019	$8
Provision for credit losses	17
Balance June 30, 2020	$25

Balance December 31, 2020	$1
Provision for credit losses	1
Balance June 30, 2021	$2

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

At June 30, 2021 and December 31, 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount and unamortized IDC) (in thousands):

	Notes Receivable
	June 30,	December 31,
	2021	2020
Pass	$335	$601
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$335	$601

There were no impaired investments in financing receivables at June 30, 2021 and December 31, 2020.

At June 30, 2021 and December 31, 2020, the investment in financing receivables (excludes warrants – notes receivable discount and unamortized IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
June 30, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$335	$335	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$601	$601	$—

As of June 30, 2021 and December 31, 2020, the Company had no notes receivable on non-accrual status (See Note 3).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$130	$132	$258	$263
Asset management fees to Managing Member	84	106	187	227
Acquisition and initial direct costs paid to Managing Member	(4)	(18)	15	52
	$210	$220	$460	$542

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of June 30, 2021 and 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At June 30, 2021, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2021, gross operating lease rentals totaled approximately $2.7 million over the remaining lease terms; and the carrying value of the pledged assets is $4.2 million. The notes mature at various dates from 2022 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2021	$520	$53	$573
Year ending December 31, 2022	1,032	75	1,107
2023	343	43	386
2024	290	28	318
2025	159	19	178
Thereafter	321	20	341
	$2,665	$238	$2,903

8. Borrowing facilities:

Effective June 30, 2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement which had an expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (ie., the Company is liable only for the amount of the advances extended to the Company under those sub facilities, and not as to amounts extended to any co-borrower).

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires June 30, 2023 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of June 30, 2021 and December 31, 2020, borrowings under the Credit Facility were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(7,904)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$47,096	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.4 million, 0.16 to 1, and 26.24 to 1, respectively, as of June 30, 2021. As such, as of June 30, 2021, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the Company participated in the investment program along with ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At June 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

10. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both June 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Distributions	$748	$748	$1,496	$1,497
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486
Weighted average distributions per Unit	$0.17	$0.17	$0.35	$0.35

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2021, the Company’s warrants and investment securities were measured on a recurring basis, while only the Company’s warrants were measured on a recurring basis at June 30, 2020. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2020.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $119 thousand and $130 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$120	$688	$130	$730
Unrealized loss on fair value adjustment for warrants	(1)	(314)	(11)	(356)
Fair value of warrants at end of period	$119	$374	$119	$374

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $898 thousand and $1.5 million at June 30, 2021 and December 31, 2020, respectively. The Company had no investment securities with readily determinable values at June 30, 2020.

The fair value of the investment securities that were accounted for on a recurring basis for the three and six months ended June 30, 2021, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of securities at beginning of period	$1,338	$—	$1,448	$—
Securities sold	(551)	—	(619)	—
Unrealized gain on fair value adjustment for securities	111	—	69	—
Fair value of securities at end of period	$898	$—	$898	$—

Impaired equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $548 thousand to reduce the cost basis of certain containers. There was no additional impaired equipment during the three and six months ended June 30, 2021.

		Level 1	Level 2	Level 3
	June 30	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$1,853	$—	$—	$1,853
	$1,853	$—	$—	$1,853

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$2,195	$—	$—	$2,195
	$2,195	$—	$—	$2,195

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2021 and December 31, 2020:

June 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	2.85 - 10.45 (6.53)
			Risk-free interest rate	0.46% - 1.58% (1.15%)
			Annualized volatility	40.69% - 115.04% (56.05%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $1,853,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	3.35 - 10.94 (7.02)
			Risk-free interest rate	0.22% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.48%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $2,195,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,997	$3,997	$—	$—	$3,997
Notes receivable, net	324	—	—	327	327
Investment in securities	898	898	—	—	898
Warrants, fair value	119	—	—	119	119
Financial liabilities:
Non-recourse debt	2,665	—	—	2,748	2,748

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,603	$3,603	$—	$—	$3,603
Notes receivable, net	576	—	—	585	585
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	130	—	—	130	130
Financial liabilities:
Non-recourse debt	3,318	—	—	3,448	3,448

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

Through June 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of June 30, 2021, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

Three months ended June 30, 2021 versus three months ended June 30, 2020

The Company had net income of $80 thousand and a net loss of $316 thousand for the respective three months ended June 30, 2021 and 2020. The current quarter results reflect decreases in both total operating revenues and total operating expenses, and a favorable change in other income.

Total operating revenues for the quarter ended June 30, 2021 were $810 thousand compared to $989 thousand for the prior year quarter. This $179 thousand, or 18%, period over period decrease in total revenues was a result of decreases in operating lease revenue and interest income on notes receivable, partially offset by an increase in gains on sales of lease assets.

Operating lease revenues declined by $300 thousand primarily due to run-off and disposition of lease assets; and interest income on notes receivable decreased by $25 thousand largely due to maturities of certain notes. Partially offsetting such decreases in revenues was a $146 thousand favorable change in gains on sales of leases assets, which was largely due to the change in the mix of assets sold.

Total operating expenses for the quarter ended June 30, 2021 were $907 thousand compared to $991 thousand for the prior year quarter. The $84 thousand, or 8%, period over period reduction in total operating expenses was primarily due to decreases in depreciation, asset management fees to the Manager and interest expense. These reductions were partially offset by increases in acquisition expense and professional fees.

Depreciation declined by $67 thousand largely due to run-off and disposition of lease assets. Such decline is net of $61 thousand of additional depreciation recorded to reflect current quarter changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, and $62 thousand of incremental depreciation from lease asset purchases since June 30, 2020. Asset management fees to the Manager declined by $22 thousand largely due to the decline in managed assets, notably the Fund’s notes receivable and lease asset portfolios. In addition, interest expense declined by $16 thousand due to the maturities of certain notes

Partially offsetting the aforementioned decreases in expenses were increases in acquisition costs and professional fees. The net increase in acquisition costs was primarily due an adjustment of allocated costs based on final acquisition amounts for the current quarter, while the $12 thousand increase in professional fees was attributable to the timing differences in receipt of services and billings.

The Company also recorded other gains totaling $177 thousand for the three months ended June 30, 2021 and other losses of $314 thousand three months ended June 30, 2020, respectively. Such amounts reflect both realized and unrealized gains/losses on the Company’s investment securities and warrants portfolio. During the second quarter of 2021, the Company realized $67 thousand of gains on sales of equity securities and recorded unrealized gains of $111 thousand on equity securities held at June 30, 2021. These securities represent warrants exercised and converted to securities during the fourth quarter of 2020. The Company had neither investment securities that required fair valuation nor sales of investment securities during the three months ended June 30, 2020. In addition, the Company recorded $1 thousand and $314 thousand of unrealized losses on its warrants for the three months ended June 30, 2021 and 2020, respectively. Such losses reflect changes to the underlying prices of certain securities.

Six months ended June 30, 2021 versus six months ended June 30, 2020

The Company had net income of $758 thousand and a net loss of $487 thousand for the respective six months ended June 30, 2021 and 2020. The year-to-date results for 2021 reflect an increase in total operating revenues, a decrease in total operating expenses, and a favorable change in other income.

Total operating revenues for the six months ended June 30, 2021 were $2.5 million compared to $2.0 million for the prior year period. This $546 thousand, or 27%, period over period increase in total revenues was a result of increases in other revenue and gains on sales of lease assets partially offset by reductions in operating lease revenue and interest income on notes receivable.

Other revenue increased by $794 thousand due to deferred maintenance fees received on certain returned equipment. Gains realized on asset sales increased by $329 thousand mainly due to the change in the mix of assets sold. As partial offsets, operating lease revenues declined by $519 thousand primarily due to run-off, sales of lease assets, and the early termination of certain leases; and interest income on notes receivable decreased by $57 thousand largely due to maturities of certain notes during the first half of 2021.

Total operating expenses for the six months ended June 30, 2021 were $1.9 million compared to $2.1 million for the prior year period. The $207 thousand, or 10%, period over period reduction in total operating expenses was primarily due to decreases in depreciation, asset management fees to the Manager, acquisition expense and interest expense. These reductions were partially offset by increases in professional fees and other expense.

Depreciation declined by $132 thousand largely due to run-off, sales of lease assets, and the early termination of certain leases. Such decline is net of $118 thousand of additional depreciation recorded to reflect current period changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, and $138 thousand of incremental depreciation from lease asset purchases since June 30, 2020. Asset management fees to the Manager declined by $40 thousand largely due to the decline in managed assets, notably the Fund’s notes receivable and lease asset portfolios; and acquisition expense was reduced by $37 thousand due to the period over period decline in asset acquisition activity. In addition, interest expense declined by $33 thousand due to the maturities of certain notes

Partially offsetting the aforementioned decreases in expenses were higher professional fees and other expense. The net increase in professional fees totaled $52 thousand and was due to timing differences in receipt of services and billings; and other expense increased by $22 thousand primarily due to increases in bank fees and storage costs.

During the six months ended June 30, 2021 and 2020, the Company also recorded other gains totaling $136 thousand and other losses totaling $356 thousand. Such losses reflect both realized and unrealized gains/losses on the Company’s investment securities and warrants portfolio. Gains on equity securities sold during the first half of 2021 totaled $78 thousand, while unrealized gains recorded on remaining securities held at June 30, 2021 totaled $69 thousand. These securities represent warrants exercised and converted to securities during the fourth quarter of 2020. The Company had neither investment securities that required fair valuation nor sales of investment securities during the six months ended June 30, 2020. In addition, the Company recorded $11 thousand and $356 thousand of unrealized losses on warrants held for the six months ended June 30, 2021 and 2020, respectively.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4 million and $3.6 million as of June 30, 2021 and December 31, 2020, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,418	$1,310
Investing activities	1,125	(432)
Financing activities	(2,149)	(2,634)
Net increase (decrease) in cash and cash equivalents	$394	$(1,756)

During the six months ended June 30, 2021 and 2020, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable and proceeds from sales of lease assets and/or early termination of notes receivable. Principal payments received on the notes receivable totaled $265 thousand and $475 thousand for the six months ended June 30, 2021 and 2020, respectively; and, proceeds from sales of assets and/or early termination of notes receivable totaled $1.2 million and $198 thousand for the same respective periods. In addition the Company received proceeds from sale of securities of $79 thousand for the six months ended June 30, 2021. There were no such sales during the prior year period.

During the six months ended June 30, 2021, cash was used to pay distributions of $1.5 million, repay $653 thousand of borrowings under non-recourse debt, and acquire $405 thousand of lease assets. By comparison, during the six months ended June 30, 2020, cash was primarily used to acquire $1.1 million of lease assets, pay distributions of $1.5 million and repay $1.1 million of borrowings under non-recourse debt. Cash was also used to pay invoices related to management fees and expenses, and other payables during both periods.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2021, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.4 million, 0.16 to 1, and 26.24 to 1, respectively, as of June 30, 2021. As such, as of June 30, 2021, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2021 (in thousands):

Net gain – GAAP basis	$1,289
Interest expense	134
Depreciation and amortization	2,299
Amortization of initial direct costs	26
Impairment losses	548
Reversal of provision for losses and doubtful accounts	(23)
Unrealized gain on fair value of securities	(1,392)
Unrealized loss on fair value of warrants	121
Principal payments received on Notes Receivable	514
EBITDA (for Credit Facility financial covenant calculation only)	$3,516

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2021.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2021, and paid through June 30, 2021. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2021 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – May 2021	Jan 2021 – Jun 2021	1,496		—		1,496		0.35	4,274,486
		$19,043		$—		$19,043		$5.05
Source of distributions
Lease and loan payments and sales proceeds received		$19,043	100.00%	$—	0.00%	$19,043	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$19,043	100.00%	$—	0.00%	$19,043	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, and December 1, 2020 – May 31, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	Inline XBRL Instance Document
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	(104)	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2021

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