Form 10-Q
period 2021-09-30
ATEL 16, LLC
filed 2021-11-15
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021

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

The number of Limited Liability Company Units outstanding as of October 31, 2021 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(In Thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$4,760	$3,603
Accounts receivable, net	19	65
Notes receivable, net	157	576
Investment in securities	453	1,495
Warrants, fair value	124	130
Equipment under operating leases, net	12,409	15,296
Prepaid expenses and other assets	13	11
Total assets	$17,935	$21,176

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$21	$35
Accrued distributions to Other Members	289	289
Options - short position	16	—
Other	67	116
Non-recourse debt	2,277	3,318
Unearned operating lease income	440	234
Total liabilities	3,110	3,992

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	14,825	17,184
Total Members’ capital	14,825	17,184
Total liabilities and Members’ capital	$17,935	$21,176

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$653	$784	$2,026	$2,676
Notes receivable interest income	16	39	63	143
(Loss) gain on sales of equipment under operating leases and/or early termination of notes receivable	(255)	—	31	(43)
Interest income	—	1	—	2
Other revenue	1	2	832	39
Total operating revenues	415	826	2,952	2,817

Operating expenses:
Depreciation of operating lease assets	492	670	1,557	1,867
Asset management fees to Managing Member	96	118	283	345
Acquisition expense	13	17	28	69
Cost reimbursements to Managing Member and/or affiliates	120	117	378	380
Amortization of initial direct costs	4	7	13	34
Interest expense	26	39	85	131
Professional fees	4	24	178	146
Outside services	19	22	39	57
Taxes on income and franchise fees	6	6	18	19
Other expense	55	74	171	169
Total operating expenses	835	1,094	2,750	3,217
(Loss) income from operations	(420)	(268)	202	(400)

Other (loss) income:
Gain on sale of securities	—	—	78	—
Unrealized loss on fair value adjustment for securities	(492)	—	(423)	—
Unrealized gain (loss) on fair value adjustment for warrants	5	1	(6)	(355)
Unrealized gain on options	34	—	34	—
Total other (loss) income	(453)	1	(317)	(355)
Net loss	$(873)	$(267)	$(115)	$(755)

Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(873)	(267)	(115)	(755)
	$(873)	$(267)	$(115)	$(755)

Net loss per Limited Liability Company Unit (Other Members)	$(0.20)	$(0.06)	$(0.03)	$(0.18)
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	4,274,486	$16,446	$—	$16,446
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(873)	—	(873)
Balance September 30, 2021	4,274,486	14,825	—	14,825

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	4,274,486	$17,184	$—	$17,184
Distributions to Other Members ($0.52 per Unit)	—	(2,244)	—	(2,244)
Net loss	—	(115)	—	(115)
Balance September 30, 2021	4,274,486	14,825	—	14,825

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	4,274,486	$18,148	$—	$18,148
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(267)	—	(267)
Balance September 30, 2020	4,274,486	17,133	—	17,133

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	4,274,486	$20,132	$—	$20,132
Distributions to Other Members ($0.52 per Unit)	—	(2,244)	—	(2,244)
Net loss	—	(755)	—	(755)
Balance September 30, 2020	4,274,486	17,133	—	17,133

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020
(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(115)	$(755)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount-warrants	(23)	(36)
Depreciation of operating lease assets	1,557	1,867
(Gain) loss on sales of equipment under operating leases and/or early termination of notes receivable	(31)	43
Amortization of initial direct costs	13	34
Provision for (reversal of) credit losses	1	18
Gain on sale of securities	(78)	—
Unrealized loss on fair value adjustment for securities	423	—
Unrealized loss on fair value adjustment for warrants	6	355
Unrealized gain on options	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	45	(24)
Due to/from Managing Members and affiliates	36	14
Prepaid expenses and other assets	(2)	(10)
Accounts payable, other	(49)	2
Unearned operating lease income	206	189
Net cash provided by operating activities	1,955	1,697

Investing activities:
Purchases of equipment on operating leases	(585)	(1,296)
Purchase of securities	—	(6)
Proceeds from sales of securities	697	—
Proceeds from sales of equipment under operating leases and/or early termination of notes receivable	1,933	198
Principal payments received on notes receivable	442	597
Net cash provided by (used in) investing activities	2,487	(507)

Financing activities:
Repayments under non-recourse debt	(1,041)	(1,676)
Distributions to Other Members	(2,244)	(2,244)
Net cash used in financing activities	(3,285)	(3,920)

Net increase (decrease) in cash and cash equivalents	1,157	(2,730)
Cash and cash equivalents at beginning of period	3,603	7,992
Cash and cash equivalents at end of period	$4,760	$5,262

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$99	$151
Cash paid during period for taxes	$24	$26

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289
Options - short position sold through due to/from affiliate	$50	$—

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

As of September 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarize geographic information relating to the sources, by nation, of the Company’s total operating revenues for the three and nine months ended September 30, 2021 and 2020 and long-lived assets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

-p0p0[-
	Three Month Ended September 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$415	100%	$826	100%
Costa Rica	—	—%	—	—%
Total	$415	100%	$826	100%

	Nine Months Ended September 30,
	2021	% of Total	2020	% of Total
Revenue
United States	$2,940	99%	$2,595	92%
Costa Rica	12	1%	222	8%
Total	$2,952	100%	$2,817	100%

	As of September 30,		As of December 31,
	2021	% of Total	2020	% of Total
Long-lived assets
United States	$11,344	91%	$12,462	81%
Costa Rica	1,065	9%	2,834	19%
Total	$12,409	100%	$15,296	100%

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $453 thousand and $1.5 million of purchased securities on September 30, 2021 and December 31, 2020, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $47 thousand at both September 30, 2021 and December 31, 2020. During the three months ended September 30, 2021, the Company recorded $492 thousand of unrealized losses on investment securities with readily determinable fair values. Unrealized losses of $423 thousand were recorded on such securities during the nine months ended September 30, 2021. Prior to December 2020, the Company only held securities that do not have readily determinable fair values. Cumulatively, there has been no fair value adjustments recorded on such securities. There were no impairment losses on securities during the three and nine months ended September 30, 2021 and 2020. Securities with an approximate value of $619 thousand were sold during the nine months ended September 30, 2021, all of which were sold prior to the third quarter of 2021. Such sales resulted in realized gains of $78 thousand. There were no sales or dispositions of securities during the three and nine months ended September 30, 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s warrants were $124 thousand and $130 thousand as of September 30, 2021 and December 31, 2020, respectively. The Company recorded unrealized gains of $5 thousand and $1 thousand on fair valuation of its warrants for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded unrealized losses of $6 thousand and $355 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and nine months ended September 30, 2021 and 2020.

Options - short position

During the three and nine months ended September 30, 2021, the Fund had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Fund recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. The options contracts both expire on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The options are measured at fair value at least quarterly. During the three and nine months ended September 30, 2021, the Fund recorded unrealized gains totaling $34 thousand related to the options. Such unrealized gains reflect changes in the fair value of the options, and effectively reduces the liability related to the options. As of September 30, 2021, such liability totaled $16 thousand.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2021, the original terms of the notes are 42 months with interest at rates ranging from 14.84% to 15.99% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 through 2022.

As of September 30, 2021, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2021	$64
Year ending December 31, 2022	107
171
Less: portion representing unearned interest income	(10)
161
Less: warrants - notes receivable discount	(4)
Notes receivable, net	$157

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

IDC amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
IDC amortization - notes receivable	$—	$—	$—	$2
IDC amortization - lease assets	4	7	13	32
Total	$4	$7	$13	$34

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	September 30
	2020	Impairment Losses	Expense	2021
Equipment under operating leases, net	$15,229	$(5,004)	$(1,518)	$8,707
Assets held for sale or lease, net	—	3,687	(39)	3,648
Initial direct costs, net	67	—	(13)	54
Total	$15,296	$(1,317)	$(1,570)	$12,409

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $492 thousand and $670 thousand for the respective three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, depreciation expense totaled $1.6 million and $1.9 million, respectively.

Total depreciation for the respective three and nine months ended September 30, 2021 includes $72 thousand and $190 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. The Company recorded additional depreciation totaling $149 thousand for both the three and nine months ended September 30, 2020.

IDC amortization expense related to the Company’s operating leases totaled $4 thousand and $7 thousand for the three months ended September 30, 2021 and 2020, respectively. For the respective nine months ended September 30, 2021 and 2020, IDC amortization expenses totaled $13 thousand and $32 thousand.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	September 30,
	2020	Additions	Dispositions	2021
Aviation	$5,090	$319	$(382)	$5,027
Containers	6,493	—	(5,497)	996
Coal terminal	5,000	—	—	5,000
Railroad	3,677	—	(344)	3,333
Mining	2,766	—	(2,766)	—
Materials handling	1,107	67	(508)	666
Marine vessels	2,291	—	(2,291)	—
Trucks and trailers	1,103	—	(1,018)	85
Manufacturing	1,243	—	—	1,243
Construction	1,902	—	—	1,902
Agriculture	414	199	(250)	363
	31,086	585	(13,056)	18,615
Less accumulated depreciation	(15,857)	(1,518)	7,467	(9,908)
Total	$15,229	$(933)	$(5,589)	$8,707

The average estimated residual value for assets on operating leases was 24% and 34% of the assets’ original cost at September 30, 2021 and December 31, 2020, respectively. There were no operating leases in non-accrual status at September 30, 2021 and December 31, 2020.

At September 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2021	$353
Year ending December 31, 2022	1,814
2023	1,001
2024	747
2025	452
Thereafter	758
$5,125

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of September 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Other	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2019	$8
Provision for credit losses	18
Balance September 30, 2020	$26

Balance December 31, 2020	$1
Provision for credit losses	1
Balance September 30, 2021	$2

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

Special Mention — Any traditional corporate type of account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

At September 30, 2021 and December 31, 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount and unamortized IDC) (in thousands):

	Notes Receivable
	September 30,	December 31,
	2021	2020
Pass	$161	$601
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$161	$601

There were no impaired investments in financing receivables at September 30, 2021 and December 31, 2020.

At September 30, 2021 and December 31, 2020, the investment in financing receivables (excludes warrants – notes receivable discount and unamortized IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
September 30, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$161	$161	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$601	$601	$—

As of September 30, 2021 and December 31, 2020, the Company had no notes receivable on non-accrual status (See Note 3).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$120	$117	$378	$380
Asset management fees to Managing Member	96	118	283	345
Acquisition and initial direct costs paid to Managing Member	13	17	28	69
	$229	$252	$689	$794

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2021 and 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At September 30, 2021, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2021, gross operating lease rentals totaled approximately $2.5 million over the remaining lease terms; and the carrying value of the pledged assets is $3.9 million. The notes mature at various dates from 2022 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2021	$132	$18	$150
Year ending December 31, 2022	1,032	75	1,107
2023	343	43	386
2024	290	28	318
2025	159	19	178
Thereafter	321	21	342
	$2,277	$204	$2,481

8. Borrowing facilities:

Effective June 30, 2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement which had an expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (i.e.., the Company is liable only for the amount of the advances extended to the Company under those sub facilities, and not as to amounts extended to any co-borrower).

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires September 30, 2023 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of September 30, 2021 and December 31, 2020, borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(5,452)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$49,548	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $14.83 million, 0.15 to 1, and 27.00 to 1, respectively, as of September 30, 2021. As such, as of September 30, 2021, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2021 and December 31, 2020.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021, the Company participated in the investment program along with ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments and contingencies:

At September 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

10. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both September 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Distributions	$748	$748	$2,244	$2,244
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486
Weighted average distributions per Unit	$0.17	$0.17	$0.52	$0.52

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2021, the Company’s warrants, investment securities and options were measured on a recurring basis, while only the Company’s warrants were measured on a recurring basis at September 30, 2020. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $124 thousand and $130 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$119	$374	$130	$730
Unrealized gain (loss) on fair value adjustment for warrants	5	1	(6)	(355)
Fair value of warrants at end of period	$124	$375	$124	$375

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $406 thousand and $1.4 million at September 30, 2021 and December 31, 2020, respectively. The Company had no investment securities with readily determinable values at September 30, 2020.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of the investment securities that were accounted for on a recurring basis for the three and nine months ended September 30, 2021, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of securities at beginning of period	$898	$—	$1,448	$—
Securities sold	—	—	(619)	—
Unrealized loss on fair value adjustment for securities	(492)	—	(423)	—
Fair value of securities at end of period	$406	$—	$406	$—

Options – short position (recurring)

The liability associated with the Company’s options – short position contracts are measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. The fair value of such options totaled $16 thousand as of September 30, 2021. There were no such options contracts prior to the third quarter of 2021.

The fair value of the options – short position that were accounted for on a recurring basis for both the three and nine months ended September 30, 2021 and classified as Level 1 are as follows (in thousands):

Fair value options - short position at beginning of period	$—
Options sold	50
Unrealized gain on fair valuation of options	(34)
Fair value options - short position at end of period	$16

Impaired equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $548 thousand to reduce the cost basis of certain containers. There was no additional impaired equipment during the three and nine months ended September 30, 2021.

		Level 1	Level 2	Level 3
	September 30	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	1,073	$—	$—	$1,073
	$1,073	$—	$—	$1,073

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$2,195	$—	$—	$2,195
	$2,195	$—	$—	$2,195

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2021 and December 31, 2020:

September 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	2.60 - 10.19 (6.28)
			Risk-free interest rate	0.47% - 1.58% (1.22%)
			Annualized volatility	39.81% - 115.04% (55.44%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $1,072,500)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	3.35 - 10.94 (7.02)
			Risk-free interest rate	0.22% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.48%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $2,195,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,760	$4,760	$—	$—	$4,760
Notes receivable, net	157	—	—	159	159
Investment in securities	406	406	—	—	406
Warrants, fair value	124	—	—	124	124
Financial liabilities:
Options - short position	16	16	—	—	16
Non-recourse debt	2,277	—	—	2,340	2,340

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,603	$3,603	$—	$—	$3,603
Notes receivable, net	576	—	—	585	585
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	130	—	—	130	130
Financial liabilities:
Non-recourse debt	3,318	—	—	3,448	3,448

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

Through September 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of September 30, 2021, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

Three months ended September 30, 2021 versus three months ended September 30, 2020

The Company had net losses of $873 thousand and $267 thousand for the respective three months ended September 30, 2021 and 2020. The current quarter results reflect decreases in both total operating revenues and total operating expenses, as well as an unfavorable change in other (loss) income related to the Company’s investment securities, warrants and options – short position.

Total operating revenues declined by $411 thousand, or 50%, primarily due to losses on sales of lease assets and a decrease in operating lease revenues. The Company realized $255 thousand of losses on sales of certain trucks and containers during the current quarter. There were no sales of equipment during the prior year period. In addition, operating lease revenues declined by $131 thousand largely due to run-off and sales of lease assets.

Total operating expenses decreased by $259 thousand, or 24%, primarily due to lower depreciation, asset management fees to the Manager and professional fees. Depreciation declined by $178 thousand largely due to run-off and disposition of lease assets. Such decline is net of $72 thousand of additional depreciation recorded to reflect current quarter changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Asset management fees paid to the Manager declined by $22 thousand largely due to the decline in managed assets, notably the Fund’s notes receivable and lease asset portfolios. In addition, professional fees declined by $20 thousand due to timing differences in receipt of services and billings.

The Company also recorded other loss totaling $453 thousand and $1 thousand of other income for the three months ended September 30, 2021 and 2020, respectively. The other loss recorded during the current quarter was comprised of $492 thousand of unrealized losses on investment securities offset by $34 thousand of unrealized gains on a short position options contract the Company sold on its investment security, and $5 thousand of unrealized gains on its warrants portfolio. Such unrealized (losses) and gains are a result of changes in the prices of investments securities and options, which reflect the fair value of such assets, and in the case of the warrants, changes to the underlying prices of certain securities. By comparison, other income recorded during the prior year quarter was entirely the result of a $1 thousand unrealized gain on the fair value of the Company’s warrants.

Nine months ended September 30, 2021 versus nine months ended September 30, 2020

The Company had net losses of $115 thousand and $755 thousand for the respective nine months ended September 30, 2021 and 2020. The year-to-date results for 2021 reflect an increase in total operating revenues and decreases in total operating expenses and other loss related to the Company’s investment securities, warrants and options – short position.

Total operating revenues increased by $135 thousand, or 5%, primarily due to increases in other revenue and gains on sales of lease assets partially offset by reductions in operating lease revenue and interest income on notes receivable.

Other revenue increased by $793 thousand due to deferred maintenance fees received on certain returned equipment; while gains on sales of equipment increased by $74 thousand mainly due to the change in the mix of assets sold. As partial offsets, operating lease revenues declined by $650 thousand primarily due to run-off, sales of lease assets, and the early termination of certain leases; and interest income on notes receivable decreased by $80 thousand largely due to maturities of certain notes since September 30, 2020.

Total operating expenses decreased by $467 thousand, or 15%, primarily due to decreases in depreciation expense, asset management fees to the Manager, interest expense and acquisition expense. Depreciation declined by $310 thousand largely due to run-off, sales of lease assets, and the early termination of certain leases. Such decline is net of $201 thousand of incremental depreciation from lease asset purchases since September 30, 2020, and $190 thousand of additional depreciation recorded to reflect current period changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Asset management fees to the Manager declined by $62 thousand largely due to the decline in managed assets; and interest expense declined by $46 thousand due to the maturities of certain notes. In addition, acquisition expense was reduced by $41 thousand due to the period over period decline in asset acquisition activity.

The Company also recorded other losses totaling $317 thousand and $355 thousand for the nine months ended September 30, 2021 and 2020, respectively. The other loss recorded during the current nine-month period was comprised of $423 thousand of unrealized losses on investment securities and $6 thousand of unrealized losses on warrants offset by $34 thousand of unrealized gains on a short position option contract the Company sold on its investment security, and a $78 thousand gain realized on sales of investment securities. Such unrealized (losses) and gains are a result of changes in the prices of investments securities and options, which reflect the fair value of such assets, and changes to the underlying prices of certain securities in the warrants portfolio. By comparison, other loss recorded during the prior year period was entirely the result of a $355 thousand unrealized gain on the fair value of the Company’s warrants, which was also due to changes to the underlying prices of certain securities. There were no sales of investment securities during the prior year period.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.8 million and $3.6 million as of September 30, 2021 and December 31, 2020, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,955	$1,697
Investing activities	2,487	(507)
Financing activities	(3,285)	(3,920)
Net increase (decrease) in cash and cash equivalents	$1,157	$(2,730)

During the nine months ended September 30, 2021 and 2020, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable and proceeds from sales of lease assets and/or early termination of notes receivable. Principal payments received on the notes receivable totaled $442 thousand and $597 thousand for the nine months ended September 30, 2021 and 2020, respectively; and, proceeds from sales of assets and/or early termination of notes receivable totaled $1.9 million and $198 thousand for the same respective periods. In addition, the Company received $697 thousand of proceeds from the sale of securities during the nine months ended September 30, 2021. There were no such sales during the prior year period.

During the nine months ended September 30, 2021, cash was used to pay distributions of $2.2 million, repay $1.0 million of borrowings under non-recourse debt, and acquire $585 thousand of lease assets. By comparison, during the nine months ended September 30, 2020, cash was primarily used to acquire $1.3 million of lease assets, pay distributions of $2.2 million and repay $1.7 million of borrowings under non-recourse debt. Cash was also used to pay invoices related to management fees and expenses, and other payables during both nine-month periods.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2021, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $14.83 million, 0.15 to 1, and 27.00 to 1, respectively, as of September 30, 2021. As such, as of September 30, 2021, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2021 (in thousands):

Net income – GAAP basis	$683
Interest expense	121
Depreciation and amortization	2,121
Amortization of initial direct costs	23
Impairment losses	548
Reversal of provision for losses and doubtful accounts	(24)
Unrealized losses on fair value of securities	(891)
Unrealized gain on fair value of warrants	117
Principal payments received on Notes Receivable	569
EBITDA (for Credit Facility financial covenant calculation only)	$3,267

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2021.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2021, and paid through September 30, 2021. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2021 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Aug 2021	Jan 2021 – Sept 2021	2,244		—		2,244		0.52	4,274,486

		$19,791		$—		$19,791		$5.22
Source of distributions
Lease and loan payments and sales proceeds received		$19,791	100.00%	$—	0.00%	$19,791	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$19,791	100.00%	$—	0.00%	$19,791	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, and December 1, 2020 – August 31, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021

ATEL 16, LLC

(Registrant)

By:	ATEL Managing Member, LLC Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Raymond A. Rigo
Raymond A. Rigo
Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)