Form 10-K
period 2021-12-31
ATEL 16, LLC
filed 2022-03-18
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2021

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

The number of Limited Liability Company Units outstanding as of February 28, 2022 was 4,274,486.

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

As of December 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2021, the Company had purchased equipment with a total acquisition price of $43.6 million. The Company had also funded investments in notes receivable totaling $7.6 million through December 31, 2021.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2021 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Aviation	$10,690	24.50%
Containers	6,803	15.59%
Transportation, rail	5,034	11.54%
Coal terminal	5,000	11.46%
Materials handling	4,363	10.00%
Mining	2,766	6.34%
Marine vessels	2,291	5.25%
Transportation	1,919	4.40%
Construction	1,898	4.35%
Other	1,629	3.73%
Manufacturing	1,243	2.84%
	$43,636	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Agriculture	$8,521	19.53%
Transportation, air	8,224	18.85%
Utilities	7,291	16.71%
Transportation	6,892	15.79%
Transportation, rail	4,352	9.97%
Manufacturing	3,482	7.98%
Construction	2,824	6.47%
Refuse systems	997	2.28%
Other	1,053	2.42%
	$43,636	100.00%

From inception through December 31, 2021, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Containers	$5,864	$1,563	$5,535
Aviation	5,662	2,072	5,458
Materials handling	3,562	951	3,731
Transportation	3,471	1,948	2,651
Construction	799	452	513
Other	666	433	422
	$20,024	$7,419	$18,310

For further information regarding the Company’s equipment lease portfolio as of December 31, 2021, see Note 5, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2021 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Research	$2,614	34.26%
Manufacturing	1,000	13.10%
Computers	350	4.59%
Agriculture	300	3.93%
Other	3,367	44.12%
	$7,631	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Acquisitions
Manufacturing	$1,763	23.10%
Business services	1,737	22.77%
Computer engines	1,113	14.59%
Electrical	1,000	13.10%
Health services	900	11.79%
Research & development	684	8.96%
Chemical	134	1.76%
Agriculture	300	3.93%
	$7,631	100.00%

From inception through December 31, 2021, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Early Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Research	$2,614	$349	$3,083
Computers	350	—	437
Manufacturing	1,000	—	1,258
Agriculture	300	42	326
Other	3,034	3,029	2,889
	$7,298	$3,420	$7,993

For further information regarding the Company’s notes receivable portfolio as of December 31, 2021, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2021.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investment in equipment and leases (net of fees and expenses): The estimated values for equipment are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

●	management fees applicable for the Fund (1.25% of the aggregate original equipment cost of Portfolio Assets during offering stage, 1.75% of the aggregate net Portfolio Assets during operating stage and 1.75% of the Book Value of the Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be)
●	carried interest applicable for the Fund (0.01% of distributions)
●	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 168.5%, based on ATEL’s historical track record as of December 31, 2021.

For Off-Lease:  A current fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.
D.	Investments in Equity Securities: The estimated values for Investments in Equity Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2021 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $4.68. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2021.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2021, and paid through December 31, 2021. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2021 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486

		$20,539		$—		$20,539		$5.40
Source of distributions
Lease and loan payments and sales proceeds received		$20,539	100.00%	$—	0.00%	$20,539	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$20,539	100.00%	$—	0.00%	$20,539	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020 and December 1, 2020 – November 30, 2021 respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2021, 4,274,486 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment is acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2021. The utilization percentage of existing assets under lease was 59% and 100% at December 31, 2021 and 2020, respectively. The significant decline in utilization percentage was attributable to the increase in off-lease equipment, primarily containers returned during the current year, which are available for sale or re-lease.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had net losses of $857 thousand and net income of $44 thousand for the years ended December 31, 2021 and 2020, respectively. When compared to prior year, the current year results reflect lower total operating revenues and an unfavorable change in other (loss) income related to the Company’s investment securities, warrants and options – short position, partially offset by a reduction in total operating expenses.

Revenues

Total operating revenues were $3.2 million for the year ended December 31, 2021 compared to $3.9 million for the prior year. The $766 thousand, or 19%, year over year reduction in total operating revenues was primarily due to a decrease in operating lease revenues, an unfavorable change in gains (losses) realized from lease asset sales, and a reduction in interest income on notes receivables offset, in part, an increase in other revenue

Operating lease revenues declined by $931 thousand primarily due to run-off, sales of lease assets, and the early termination of certain leases. The unfavorable change in gains (losses) on lease asset sales totaled $515 thousand as the Company recorded $371 thousand of losses during the current year, which is mostly attributable to sales of impaired containers. By comparison, gains of $144 thousand were realized during the prior year. In addition, interest income on notes receivable decreased by $102 thousand largely due to the scheduled repayments and maturities of certain notes since December 31, 2020. Such decreases in revenues were partially offset by a $784 thousand increase in other revenue resulting from deferred maintenance fees on certain returned equipment with excessive wear and tear.

Expenses

Total operating expenses were $3.6 million for the year ended December 31, 2021 compared to $4.8 million for the prior year. The $1.1 million, or 24%, year over year decrease in expenses was primarily due to the absence of impairment losses during the current year, and decreases in depreciation, asset management fees paid to the Manager, and interest expense.

The absence of impairment losses during the current year resulted in a $548 thousand decrease in total expenses, as the prior year included impairment adjustments, of the same amount. related to containers deemed impaired. Depreciation expense declined by $371 thousand largely due to run-off, sales of lease assets, and the early termination of certain leases. Such decline is net of $208 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. In addition, asset management fees to the Manager was reduced by $85 thousand due to the decline in managed assets and related revenue; and interest expense decreased by $59 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt.

Other (loss) income

During the years ended December 31, 2021 and 2020, the Company recorded other loss of $416 thousand and other income $848 thousand, respectively. The other loss recorded during the current year was comprised of unrealized losses on investment securities and warrants totaling $521 thousand and $22 thousand, respectively, partially offset by $78 thousand of gains realized on sales of securities, and $49 unrealized gains on the options – short position. By comparison, other income recorded during the prior year was comprised of a $1.3 million unrealized gain on the fair value of the Company’s securities and $466 thousand of unrealized losses on the warrants. There were no sales of securities during the prior year. The unrealized and realized gains (losses) recorded in both years are attributable to changes in the prices of investment securities and options, which reflect the fair value of such assets, and those of the underlying prices of certain securities in the warrants portfolio.

Capital Resources and Liquidity

At December 31, 2021 and 2020, the Company’s cash and cash equivalents totaled $4.8 million and $3.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$2,080	$2,048
Investing activities	3,286	(1,498)
Financing activities	(4,165)	(4,939)
Net increase (decrease) in cash and cash equivalents	$1,201	$(4,389)

During the years ended December 31, 2021 and 2020, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from sales of lease assets and/or early termination of notes receivable. Principal payments received on the notes receivable totaled $458 thousand and $724 thousand for the years ended December 31, 2021 and 2020, respectively; and proceeds from sales of lease assets totaled $2.7 million and $591 thousand for the same respective years. Also, during the year ended December 31, 2021, the Company received $697 thousand of proceeds from sales of securities, and $42 thousand of proceeds from early termination of notes receivable. There were no such sales of securities nor early termination of notes receivable during the prior year.

During the years ended December 31, 2021 and 2020, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to Other Members totaled $3.0 million for each of the years ended December 31, 2021 and 2020; and cash used to repay non-recourse debt totaled $1.2 million and $1.9 million for 2021 and 2020, respectively. In addition, the Company used $584 thousand and $2.8 million to acquire lease assets during the same respective years. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

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

Non-Recourse Debt

As of December 31, 2021 and 2020, the Company had non-recourse long-term debt totaling $2.1 million and $3.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2021 and 2020, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2021. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2021, there was a commitment to fund investments in equipment totaling $115 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There have not been any cancellations through the date of issuance of these financial statements.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 16, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”), as of December 31, 2021 and 2020, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Francisco, California

March 18, 2022

We have served as the Company’s auditor since 2013.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2021 AND 2020
(In Thousands)

	2021	2020
ASSETS
Cash and cash equivalents	$4,804	$3,603
Due from Managing Member and affiliates	7	—
Accounts receivable, net	16	65
Notes receivable, net	101	576
Investment in equity securities	355	1,495
Warrants, fair value	108	130
Investment in equipment and leases, net	10,759	15,296
Prepaid expenses and other assets	9	11
Total assets	$16,159	$21,176

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$—	$35
Accrued distributions to Other Members	289	289
Options - short position	1	—
Other	139	116
Non-recourse debt	2,145	3,318
Unearned operating lease income	250	234
Total liabilities	2,824	3,992

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	13,335	17,184
Total Members’ capital	13,335	17,184
Total liabilities and Members’ capital	$16,159	$21,176

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

	2021	2020
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$2,648	$3,579
Notes receivable interest income	72	174
(Loss) gain on sales of lease assets and/or early termination of notes receivable	(371)	144
Interest income	—	2
Other revenue	833	49
Total operating revenues	3,182	3,948

Operating expenses:
Depreciation of operating lease assets	2,060	2,431
Asset management fees to Managing Member	365	450
Acquisition expense	32	68
Cost reimbursements to Managing Member and/or affiliates	482	505
Impairment losses on equipment	—	548
Amortization of initial direct costs	17	44
Interest expense	108	167
Professional fees	205	191
Outside services	59	100
Taxes on income and franchise fees	24	23
Storage fees	154	152
Other expense	117	73
Total operating expenses	3,623	4,752
Net loss from operations	(441)	(804)

Other (loss) income:
Gain on sale of investment in equity securities	78	—
Unrealized (loss) gain on fair value adjustment for securities	(521)	1,314
Unrealized loss on fair value adjustment for warrants	(22)	(466)
Unrealized gain on options	49	—
Total other (loss) income	(416)	848
Net (loss) income	$(857)	$44

Net (loss) income:
Managing Member	$—	$—
Other Members	(857)	44
	$(857)	$44

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.20)	$0.01
Weighted average number of Units outstanding	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	4,274,486	$20,132	$—	$20,132
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net income	—	44	—	44
Balance December 31, 2020	4,274,486	17,184	—	17,184
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net loss	—	(857)	—	(857)
Balance December 31, 2021	4,274,486	$13,335	$—	$13,335

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(In Thousands)

	2021	2020
Operating activities:
Net (loss) income	$(857)	$44
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Accretion of note discount-warrants	(25)	(44)
Depreciation of operating lease assets	2,060	2,431
Loss (gain) on sales of lease assets and/or early termination of notes receivable	371	(144)
Amortization of initial direct costs	17	44
Impairment losses on equipment	—	548
Provision for (reversal of) credit losses	1	(7)
Gain on sale of securities	(78)	—
Unrealized loss (gain) on fair value adjustment for securities	521	(1,314)
Unrealized loss on fair value adjustment for warrants	22	466
Unrealized gain on options	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	48	41
Due to/from Managing Members and affiliates	8	2
Prepaid expenses and other assets	2	(17)
Accounts payable, other	23	8
Unearned operating lease income	16	(10)
Net cash provided by operating activities	2,080	2,048

Investing activities:
Purchases of equipment on operating leases	(584)	(2,782)
Purchase of securities	—	(6)
Proceeds from sales of securities	697	—
Proceeds from sales of lease assets	2,673	591
Payments of initial direct costs	—	(25)
Proceeds from early termination of notes receivable	42	—
Principal payments received on notes receivable	458	724
Net cash provided by (used in) investing activities	3,286	(1,498)

Financing activities:
Repayments under non-recourse debt	(1,173)	(1,947)
Distributions to Other Members	(2,992)	(2,992)
Net cash used in financing activities	(4,165)	(4,939)

Net increase (decrease) in cash and cash equivalents	1,201	(4,389)
Cash and cash equivalents at beginning of year	3,603	7,992
Cash and cash equivalents at end of year	$4,804	$3,603

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$117	$177
Cash paid during year for taxes	$27	$27

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$289	$289
Conversion of warrants to equity securities	$—	$134
Options - short position sold through due to/from affiliate	$50	$—

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

As of December 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2021 and 2020, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2021, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts on accounts receivable.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2021 and 2020 and long-lived assets as of December 31, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2021	% of Total	2020	% of Total
Revenue
United States	$3,170	100%	$3,726	94%
Costa Rica	12	—%	222	6%
Total	$3,182	100%	$3,948	100%

	For The Year Ended December 31,
	2021	% of Total	2020	% of Total
Long-lived assets
United States	$10,394	97%	$12,462	81%
Costa Rica	365	3%	2,834	19%
Total	$10,759	100%	$15,296	100%

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $355 thousand and $1.5 million of investment securities as of December 31, 2021 and 2020, respectively. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both December 31, 2021 and 2020. An approximate $1.4 millions of the purchased securities at December 31, 2020 reflects the fair market value of certain warrants exercised and converted to equity securities subsequent to a borrower’s completion of an initial public offering in December 2020. During the years ended December 31, 2021 and 2020, the Company recorded $521 thousand of unrealized losses and $1.3 million of unrealized gains on investment securities with readily determinable fair values. Prior to December 2020, the Company only held securities that do not have readily determinable fair values. Cumulatively, there has been no fair value adjustments recorded on such securities. There were no impairment losses on securities during 2021 and 2020. Securities with an approximate value of $619 thousand were sold during 2021. Such sales resulted in realized gains of $78 thousand. There were no sales of disposition of securities during 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of December 31, 2021 and 2020, the estimated fair value of the Company’s portfolio of warrants was $108 thousand and $130 thousand, respectively. During the years ended December 31, 2021 and 2020, the Company recorded unrealized losses of $22 thousand and $466 thousand, respectively, on fair valuation of its warrants. There were net exercises of warrants in exchange for securities totaling $134 thousand during the fourth quarter of 2020. No other warrant exercises occurred during the years ended December 31, 2021 and 2020.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Options - short position

During the year ended December 31, 2021, the Fund had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Fund recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The options are measured at fair value at least quarterly. During the year ended December 31, 2021, the Fund recorded unrealized gains totaling $49 thousand related to the options. Such unrealized gains reflect changes in the fair value of the options, and effectively reduces the liability related to the options. As of December 31, 2021, such liability totaled $1 thousand.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2021 and 2020, the related provision for state income taxes was approximately $24 thousand and $23 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2021 and 2020 as follows (in thousands):

	2021	2020
Financial statement basis of net assets	$13,335	$17,184
Tax basis of net assets (unaudited)	14,369	14,284
Difference	$(1,034)	$2,900

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net (loss) income per financial statements	$(857)	$44
Tax adjustments (unaudited):
Adjustment to depreciation expense	(115)	(87)
Provision for losses and doubtful accounts	1	(7)
Adjustments to revenues	510	(1,321)
Adjustments to gain on sales of assets	3,569	228
Other	5	1,013
(Loss) income per federal tax return (unaudited)	$3,113	$(130)

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to leases and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2021 and 2020, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2021	2020
Utilities	33%	32%
Transportation, air	22%	16%
Transportation, rail	14%	14%
Agriculture	* %	20%

During 2021 and 2020, certain lessees and/or financial borrowers generated significant portion (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total
		Leasing and Lending
		Revenues
Lessee	Type of Equipment	2021	2020
AEP Generating Company	Facility - Other	27%	15%
Signature Flight Support Corporation	Aviation	23%	12%
Union Pacific Railroad Company	Railroad	20%	11%
Mosaic Fertilizer, LLC	Chemical	12%	* %
Mississippi Power Company	Mining	* %	10%

*Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has a note receivable from a borrower who has financed the purchase of equipment through the Company. As of December 31, 2021, the original term of the note is 42 months with interest rate at 16.00% per annum. The note is secured by the equipment financed and matures in 2022.

As of December 31, 2021, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2022	$107
107
Less: portion representing unearned interest income	(6)
Notes receivable, net	$101

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
IDC amortization - notes receivable	$—	$2
IDC amortization - lease assets	17	42
Total	$17	$44

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	December 31
	2020	Impairment Losses	Expense	2021
Equipment under operating leases, net	$15,229	$(3,853)	$(2,022)	$9,354
Assets held for sale or lease, net	—	1,393	(38)	1,355
Initial direct costs, net	67	—	(17)	50
Total	$15,296	$(2,460)	$(2,077)	$10,759

Additions to net investment in operating leases are stated at cost. During the years ended December 31, 2021 and 2020, the Company purchased $584 thousand and $2.8 million of equipment, respectively.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.1 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.

Total depreciation for 2021 includes $208 thousand of additional depreciation which was recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There was $214 thousand of such additional adjustments to depreciation during 2020.

There were no impairment losses during the current year. During the year ended December 31, 2020, the Company recorded a $548 thousand loss reserve to reduce the book value of certain leases deemed impaired.

IDC amortization expense related to the Company’s operating leases totaled $17 thousand and $42 thousand for 2021 and 2020, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	December 31,
	2020	Additions	Dispositions	2021
Aviation	$5,090	$319	$(382)	$5,027
Coal terminal	5,000	—	—	5,000
Railroad	3,677	—	(343)	3,334
Marine vessels	2,291	—	—	2,291
Construction	1,902	—	—	1,902
Manufacturing	1,243	—	—	1,243
Materials handling	1,107	225	(507)	825
Trucks and trailers	1,103	—	(1,017)	86
Containers	6,493	—	(6,493)	—
Mining	2,766	—	(2,766)	—
Other	414	40	(250)	204
	31,086	584	(11,758)	19,912
Less accumulated depreciation	(15,857)	(2,022)	7,321	(10,558)
Total	$15,229	$(1,438)	$(4,437)	$9,354

The average estimated residual value for assets on operating leases was 24% and 34% of the assets’ original cost at December 31, 2021 and 2020, respectively. There were no operating leases in non-accrual status at December 31, 2021 and 2020.

At December 31, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2022	$2,073
2023	1,252
2024	980
2025	452
2026	365
Thereafter	392
$5,514

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Containers	15 - 20
Manufacturing	10 - 15
Mining	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Other	7 - 10

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

6. Allowance for doubtful accounts:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2019	$8
Reversal of doubtful accounts	(7)
Balance December 31, 2020	$1

Balance December 31, 2020	$1
Provision for doubtful accounts	1
Balance December 31, 2021	$2

As of December 31, 2021 and 2020, the Company had no allowance for credit losses related to financing receivables.

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

At December 31, 2021 and 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants - notes receivable discount and unamortized IDC) (in thousands):

	Notes Receivable
	2021	2020
Pass	$101	$601
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$101	$601

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

There were no impaired investments in financing receivables at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the investment in financing receivables (excludes warrants - notes receivable discount and unamortized IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$101	$101	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$601	$601	$—

As of December 31, 2021 and 2020, the Company had no notes receivable on non-accrual status (See Note 4).

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2021 and 2020 as follows (in thousands):

	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$482	$505
Asset management fees to Managing Member	365	450
Acquisition and initial direct costs paid to Managing Member	32	93
	$879	$1,048

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2021 and 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2021, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2021, gross operating lease rentals totaled approximately $2.3 million over the remaining lease terms; and the carrying value of the pledged assets is $3.7 million. The notes mature at various dates from 2022 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2022	$1,032	$75	$1,107
2023	343	43	386
2024	290	28	318
2025	159	19	178
2026	138	12	150
Thereafter	183	8	191
	$2,145	$185	$2,330

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities:

Effective June 30, 2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement extended beyond its original expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (i.e., the Company is liable only for the amount of the advances extended to the Company under those sub facilities, and not as to amounts extended to any co-borrower).

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

As of December 31, 2021 and 2020, borrowings under the Credit Facility were as follows (in thousands):

	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(730)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,270	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $13.3 million, 0.16 to 1, and 21.96 to 1, respectively, as of December 31, 2021. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2021 and 2020.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the investment program participants were the Company and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

10. Commitments:

At December 31, 2021, there was a commitment to fund investments in notes receivable totaling $115 thousand. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both December 31, 2021 and 2020, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	2021	2020
Distributions	$2,992	$2,992
Weighted average number of Units outstanding	4,274,486	4,274,486
Weighted average distributions per Unit	$0.70	$0.70

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

At December 31, 2021 and 2020, the Company’s warrants and investment in equity securities were measured on a recurring basis. At December 31, 2021, the Company also measured its options – short position on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis at December 31, 2021 and 2020.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2021 and 2020, the calculated fair value of the Fund’s warrant portfolio approximated $108 thousand and $130 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the years ended December 31, 2021 and 2020 and classified as level 3 are as follows (in thousands):

	2021	2020
Fair value of warrants at beginning of year	$130	$730
Warrant converted to securities	—	(134)
Unrealized loss on fair value adjustment for warrants	(22)	(466)
Fair value of warrants at end of year	$108	$130

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $308 thousand and $1.4 million at December 31, 2021 and 2020.

The fair value of the investment securities that were accounted for on a recurring basis for the years ended December 31, 2021 and 2020 and classified as level 1 are as follows (in thousands):

	2021	2020
Fair value of securities at beginning of year	$1,448	$—
Warrants converted to securities	—	134
Securities sold	(619)	—
Unrealized (loss) gain on fair value adjustment for securities	(521)	1,314
Fair value of securities at end of year	$308	$1,448

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Options – short position (recurring)

The liability associated with the Company’s options – short position contracts are measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. The fair value of such options totaled $1 thousand as of December 31, 2021. There were no such options contracts during the prior year.

The fair value of the options – short position that were accounted for on a recurring basis for the year ended December 31, 2021 and classified as Level 1 are as follows (in thousands):

2021
Fair value options - short position at beginning of year	$—
Options sold	50
Unrealized gain on fair valuation of options	(49)
Fair value options - short position at end of year	$1

Impaired equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $548 thousand to reduce the cost basis of certain containers. There was no additional impaired equipment during 2021.

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$365	$—	$—	$365
	$365	$—	$—	$365

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$2,195	$—	$—	$2,195
	$2,195	$—	$—	$2,195

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2021 and 2020:

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	2.35 - 9.94 (6.03)
			Risk-free interest rate	0.85% - 1.58% (1.36%)
			Annualized volatility	37.9% - 115.04% (54.71%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $365,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	3.35 - 10.94 (7.02)
			Risk-free interest rate	0.22% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.48%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $2,195,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,804	$4,804	$—	$—	$4,804
Notes receivable, net	101	—	—	102	102
Investment in equity securities	308	308	—	—	308
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Investment in options - short	1	1	—	—	1
Non-recourse debt	2,145	—	—	2,197	2,197

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,603	$3,603	$—	$—	$3,603
Notes receivable, net	576	—	—	585	585
Investment in equity securities	1,448	1,448	—	—	1,448
Warrants, fair value	130	—	—	130	130
Financial liabilities:
Non-recourse debt	3,318	—	—	3,448	3,448

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2021. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2021.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 71, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 68, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2021.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2021 and 2020 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

See Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2021, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2021 and 2020, the Company incurred audit fees with its principal auditors totaling $100 thousand and $99 thousand, respectively. Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)	13
	Balance Sheets at December 31, 2021 and 2020	14
	Statements of Operations for the years ended December 31, 2021 and 2020	15
	Statements of Changes in Members’ Capital for the years ended December 31, 2021 and 2020	16
	Statements of Cash Flows for the years ended December 31, 2021 and 2020	17
	Notes to Financial Statements	18

2.	Financial Statement Schedules

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
(101.CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104) The cover page for the Company’s Annual Report on Form 10-K for the year ended
December 31, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2022

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Paritosh K. Choksi

/s/ Raymond A. Rigo	Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.