Form 10-Q
period 2022-03-31
ATEL 16, LLC
filed 2022-05-13
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2022

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

The number of Limited Liability Company Units outstanding as of April 30, 2022 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021
(In Thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$4,078	$4,804
Due from Managing Member and affiliates	—	7
Accounts receivable, net	30	16
Notes receivable, net	71	101
Investment in equity securities	171	355
Warrants, fair value	109	108
Investment in equipment and leases, net	10,102	10,759
Prepaid expenses and other assets	6	9
Total assets	$14,567	$16,159

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$38	$—
Accrued distributions to Other Members	289	289
Options - short position	—	1
Other	83	139
Non-recourse debt	1,750	2,145
Unearned operating lease income	429	250
Total liabilities	2,589	2,824

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	11,978	13,335
Total Members’ capital	11,978	13,335
Total liabilities and Members’ capital	$14,567	$16,159

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$653	$726
Notes receivable interest income	3	27
(Loss) gain on sales of lease assets and/or early termination of notes receivable	(59)	144
Other revenue	—	830
Total operating revenues	597	1,727

Operating expenses:
Depreciation of operating lease assets	554	546
Asset management fees to Managing Member	94	103
Acquisition expense	—	19
Cost reimbursements to Managing Member and/or affiliates	108	128
Amortization of initial direct costs	4	4
Interest expense	20	31
Professional fees	32	100
Outside services	11	10
Taxes on income and franchise fees	169	7
Other expense	32	60
Total operating expenses	1,024	1,008
Net (loss) income from operations	(427)	719

Other loss:
Gain on sale of investment in equity securities	—	11
Realized gain on sale of options	1	—
Unrealized loss on fair value adjustment for equity securities	(184)	(42)
Unrealized gain (loss) on fair value adjustment for warrants	1	(10)
Total other loss	(182)	(41)
Net (loss) income	$(609)	$678

Net (loss) income:
Managing Member	$—	$—
Other Members	(609)	678
	$(609)	$678

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.14)	$0.16
Weighted average number of Units outstanding	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	4,274,486	$13,335	$—	$13,335
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(609)	—	(609)
Balance March 31, 2022	4,274,486	11,978	—	11,978

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	4,274,486	$17,184	$—	$17,184
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	678	—	678
Balance March 31, 2021	4,274,486	17,114	—	17,114

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021
(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net (loss) income	$(609)	$678
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Accretion of note discount-warrants	—	(8)
Depreciation of operating lease assets	554	546
Loss (gain) on sales of lease assets and/or early termination of notes receivable	59	(144)
Amortization of initial direct costs	4	4
(Reversal of) provision for doubtful accounts	(2)	9
Gain on sale of securities	—	(11)
Realized gain on sale of options	(1)	—
Unrealized loss on fair value adjustment for equity securities	184	42
Unrealized (gain) loss on fair value adjustment for warrants	(1)	10
Changes in operating assets and liabilities:
Accounts receivable	(12)	(49)
Due to/from Managing Member and affiliates	(5)	63
Prepaid expenses and other assets	3	5
Accounts payable, other	(56)	(19)
Unearned operating lease income	179	855
Net cash provided by operating activities	297	1,981

Investing activities:
Purchases of equipment on operating leases	—	(405)
Proceeds from sales of options	50	—
Proceeds from sales of equity securities	—	79
Proceeds from sales of lease assets	40	388
Principal payments received on notes receivable	30	131
Net cash provided by investing activities	120	193

Financing activities:
Repayments under non-recourse debt	(395)	(500)
Distributions to Other Members	(748)	(748)
Net cash used in financing activities	(1,143)	(1,248)

Net (decrease) increase in cash and cash equivalents	(726)	926
Cash and cash equivalents at beginning of period	4,804	3,603
Cash and cash equivalents at end of period	$4,078	$4,529

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$27	$43
Cash paid during period for taxes	$181	$23

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of March 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders during the Offering Stage and Operating Stage of the Fund, any balance remaining after required minimum distributions, equal to not less than 7% nor more than 9% per annum on investors’ Original Invested Capital, during the Operating Stage, to be used to purchase additional investments during the Reinvestment Period (the first six years after the year the offering terminates); and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the Operating Stage/Reinvestment Period and continuing until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the Operating Agreement. On January 1, 2022, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts on accounts receivable, and reserve for credit losses on notes receivable.

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

The table below summarize geographic information relating to the sources, by nation, of the Company’s total operating revenues for the three months ended March 31, 2022 and 2021 and long-lived assets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	For the Three Months Ended
	2022	% of Total	2021	% of Total
Revenue
United States	$597	100%	$1,715	99%
Costa Rica	—	—%	12	1%
Total	$597	100%	$1,727	100%

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	As of March 31,		As of December 31,
	2022	% of Total	2021	% of Total
Long-lived assets
United States	$9,836	97%	$10,394	97%
Costa Rica	266	3%	365	3%
Total	$10,102	100%	$10,759	100%

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

Investment in securities:

From time to time, the Company may receive the right to purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $171 thousand and $355 thousand of purchased securities on March 31, 2022 and December 31, 2021, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $47 thousand at both March 31, 2022 and December 31, 2021. The Company recorded unrealized losses of $184 thousand and $42 thousand for the three months ended March 31, 2022 and 2021, respectively. There were no impairment losses on securities that do not have readily determinable values during the three months ended March 31, 2022 and 2021. Cumulatively, there has been no fair value adjustments recorded on such securities. Such sales resulted in realized gains of $11 thousand. There were no sales or dispositions of securities during the three months ended March 31, 2022. Securities with an approximate value of $82 thousand were sold during the three months ended March 31, 2021.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s warrants were $109 thousand and $108 thousand as of March 31, 2022 and December 31, 2021, respectively. The Company recorded unrealized gains of $1 thousand and unrealized losses of $10 thousand on fair valuation of its warrants for the three months ended March 31, 2022 and 2021, respectively. There were no net exercises of warrants during the three months ended March 31, 2022 and 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Options - short position

During the third quarter of 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. During the year ended December 31, 2021, the Company recorded unrealized gains totaling $49 thousand related to the options, which reflected changes in the fair value of the options and effectively reduced the liability related to the options. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Notes receivable, net:

The Company has a note receivable from a borrower who has financed the purchase of equipment through the Company. As of March 31, 2022, the original term of the remaining note is 42 months with an interest rate of 15.99% per annum. The note is secured by the equipment financed and matures in 2022.

As of March 31, 2022, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2022	$73
73
Less: portion representing unearned interest income	(2)
Notes receivable, net	$71

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investments in equipment and leases, net:

The Company’s investments in equipment and leases, net consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	March 31,
	2021	Impairment Losses	Expense	2022
Equipment under operating leases, net	$9,354	$(87)	$(554)	$8,713
Assets held for sale or lease, net	1,355	(12)	—	1,343
Initial direct costs, net	50	—	(4)	46
Total	$10,759	$(99)	$(558)	$10,102

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $554 thousand and $546 thousand for the respective three months ended March 31, 2022 and 2021.

Total depreciation for the respective three months ended March 31, 2022 and 2021 includes $34 thousand and $57 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. During the three months ended March 31, 2021, the Company purchased $405 thousand of equipment. There was no equipment purchased during the current quarter. In addition, there were no impairment losses for the three months ended March 31, 2022 and 2021.

IDC amortization expense related to the Company’s operating leases totaled $4 thousand for both three months ended March 31, 2022 and 2021.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	March 31,
	2021	Additions	Dispositions	2022
Aviation	$5,027	$—	$(332)	$4,695
Coal terminal	5,000	—	—	5,000
Railroad	3,334	—	—	3,334
Marine vessels	2,291	—	—	2,291
Construction	1,902	—	—	1,902
Manufacturing	1,243	—	—	1,243
Materials handling	825	—	—	825
Trucks and trailers	86	—	—	86
Other	204	—	—	204
	19,912	—	(332)	19,580
Less accumulated depreciation	(10,558)	(554)	245	(10,867)
Total	$9,354	$(554)	$(87)	$8,713

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The average estimated residual value for assets on operating leases was both 24% of the assets’ original cost at both March 31, 2022 and December 31, 2021. There were no operating leases in non-accrual status at March 31, 2022 and December 31, 2021.

At March 31, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2022	$1,395
Year ending December 31, 2023	1,252
2024	980
2025	452
2026	366
Thereafter	391
$4,836

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of March 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Manufacturing	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses, which reflects the allowance for doubtful accounts related to certain lease receivables, are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2020	$1
Provision for doubtful accounts	9
Balance March 31, 2021	$10

Balance December 31, 2021	$2
Reversal of provision for doubtful accounts	(2)
Balance March 31, 2022	$—

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2022 and December 31, 2021, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount and unamortized IDC) (in thousands):

	Notes Receivable
	March 31,	December 31,
	2022	2021
Pass	$71	$101
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$71	$101

There were no impaired investments in financing receivables at March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, the investment in financing receivables (excludes warrants – notes receivable discount and unamortized IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
March 31, 2022	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$71	$71	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$101	$101	$—

As of March 31, 2022 and December 31, 2021, the Company had no notes receivable on non-accrual status.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$108	$128
Asset management fees to Managing Member	94	103
	$202	$231

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2022 and 2021, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7. Non-recourse debt:

At March 31, 2022, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2022, gross operating lease rentals totaled approximately $1.9 million over the remaining lease terms; and the carrying value of the pledged assets is $3.4 million. The notes mature at various dates from 2022 to 2028.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2022	$637	$48	$685
Year ending December 31, 2023	343	43	386
2024	290	28	318
2025	159	19	178
2026	138	12	150
Thereafter	183	8	191
	$1,750	$158	$1,908

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

As of March 31, 2022 and December 31, 2021, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(12,650)	(730)
Total remaining available under the working capital, acquisition and warehouse facilities	$42,350	$54,270

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2022, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2022, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $12.0 million, 0.15 to 1, and 12.42 to 1, respectively, as of March 31, 2022. As such, as of March 31, 2022, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, the Company participated in the investment program along with ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments and contingencies:

At March 31, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

10. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both March 31, 2022 and December 31, 2021, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2022	2021
Distributions	$748	$748
Weighted average number of Units outstanding	4,274,486	4,274,486
Weighted average distributions per Unit	$0.17	$0.17

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2022 and December 31, 2021, the fair value of Company’s warrants and investment in equity securities were measured on a recurring basis. At December 31, 2021, the Company’s options – short position were also measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2022 and December 31, 2021, the calculated fair value of the Fund’s warrant portfolio approximated $109 thousand and $108 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three months ended March 31, 2022 and 2021, and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fair value of warrants at beginning of period	$108	$130
Unrealized gain (loss) on fair value adjustment for warrants	1	(10)
Fair value of warrants at end of period	$109	$120

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $124 thousand and $308 thousand at March 31, 2022 and December 31, 2021, respectively.

The fair value of the investment securities that were accounted for on a recurring basis for the three months ended March 31, 2022 and 2021, for the three months ended March 31, 2022, and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fair value of securities at beginning of period	$308	$1,448
Securities sold	—	(68)
Unrealized loss on fair value adjustment for securities	(184)	(42)
Fair value of securities at end of period	$124	$1,338

Options – short position (recurring)

The liability associated with the Company’s options – short position contracts were measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. During the year ended December 31, 2021, the Company recorded $49 thousand of unrealized gains on the options, which reduced the $50 thousand initial value of the options to $1 thousand at December 31, 2021. The options both expired on January 22, 2022, upon which the Company realized $1 thousand of gains on the transactions.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impaired equipment (non-recurring)

During the year ended December 31, 2021, the Company recorded fair value adjustments totaling $548 thousand to reduce the cost basis of certain containers. There was no additional impaired equipment during the three months ended March 31, 2022.

		Level 1	Level 2	Level 3
	March 31,	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$266	$—	$—	$266
	$266	$—	$—	$266

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$365	$—	$—	$365
	$365	$—	$—	$365

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2022 and December 31, 2021:

March 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	2.10 - 9.70 (5.79)
			Risk-free interest rate	1.58% - 2.44% (2.40%)
			Annualized volatility	40.69% - 115.04% (54.80%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $266,000)
			Equipment Condition	Poor to Average

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	2.35 - 9.94 (6.03)
			Risk-free interest rate	0.85% - 1.58% (1.36%)
			Annualized volatility	37.90% - 115.04% (54.71%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $365,000)
			Equipment Condition	Poor to Average

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,078	$4,078	$—	$—	$4,078
Notes receivable, net	71	—	—	71	71
Investment in equity securities	124	124	—	—	124
Warrants, fair value	109	—	—	109	109
Financial liabilities:
Non-recourse debt	1,750	—	—	1,754	1,754

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,804	$4,804	$—	$—	$4,804
Notes receivable, net	101	—	—	102	102
Investment in securities	308	308	—	—	308
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Investment in options - short	1	1	—	—	1
Non-recourse debt	2,145	—	—	2,197	2,197

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

Through March 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of March 31, 2022, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

Three months ended March 31, 2022 versus three months ended March 31, 2021

The Company had net losses of $609 thousand and net income of $678 thousand for the respective three months ended March 31, 2022 and 2021. The current quarter results reflect decreases in total operating revenues combined with increases in total operating expenses, and in other loss related to the Company’s investment securities and warrants.

Revenues

Total operating revenues declined by $1.1 million, or 65%, due to a reduction in other revenue resulting from the absence of deferred maintenance fees during the current quarter, an unfavorable change in gains/losses recorded on asset sales, and decreases in operating lease revenue and interest income on notes receivable.

The absence of deferred maintenance fees during the quarter resulted in an $830 thousand drop in other revenue as, during the prior year period, the Company recorded $830 thousand of deferred maintenance fees related to excess wear and tear on certain returned equipment. The unfavorable change in gains/losses on asset sales totaled $203 thousand and was attributable to changes in the mix of assets sold. Further reducing total revenues were decreases in operating lease revenues and interest income on notes receivable totaling $73 thousand and $24 thousand, respectively. The decrease in operating lease revenues was mainly a result of lease run-off and sales of lease assets, while the decrease in interest income on notes receivable was due to the scheduled amortization of the notes.

Expenses

Total operating expenses increased by $16 thousand, or 2%, primarily due to an increase in taxes on income and franchise fee partially offset by decreases in professional fees, other expense, cost reimbursements to the Manager, and acquisition expense.

Taxes on income and franchise fees increased by $162 thousand largely due to a settlement of excise taxes related to revenues generated by certain equipment. Partially offsetting such increase was a $68 thousand decline in professional fees, which was attributable to timing differences in receipt of services and billings. In addition, other expense was reduced by $28 thousand largely due to lower storage fees, and cost reimbursements to the Manager decreased by $20 thousand due to lower allocated costs reflective of the Fund’s year over year decline in assets. Finally, acquisition expense declined due to the absence of acquisition activity during the current quarter.

Other loss

During the three-month periods ended March 31, 2022 and 2021, the Company recorded other losses totaling $182 thousand and $41 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. Adverse changes to prices of the Company’s publicly traded equity securities during the current quarter resulted in $184 thousand of unrealized losses. Such losses were partially offset by an unrealized gain of $1 thousand on fair valuation of the Company’s warrants and realized gains of $1 thousand on the expiration of options sold. By comparison, during the prior year period, the Company recorded unrealized losses of $52 thousand on fair valuation of its equity securities and warrants. Such losses were partially offset by realized gains of $11 thousand on sales of equity securities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.1 million and $4.8 million as of March 31, 2022 and December 31, 2021, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$297	$1,981
Investing activities	120	193
Financing activities	(1,143)	(1,248)
Net (decrease) increase in cash and cash equivalents	$(726)	$926

During the three months ended March 31, 2022 and 2021, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable and proceeds from sales of lease assets and/or early termination of notes receivable. Principal payments received on the notes receivable totaled $30 thousand and $131 thousand for the three months ended March 31, 2022 and 2021, respectively; and, proceeds from sales of assets and/or early termination of notes receivable totaled $40 thousand and $388 thousand for the same respective periods. In addition, the Company received $79 thousand of proceeds from the sale of securities during the three months ended March 31, 2021. There were no such sales during the current quarter.

During the three months ended March 31, 2022 and 2021, cash was primarily used to pay distributions, repay borrowings under non-recourse debt. Cash used to pay distributions totaled $748 thousand for each of the three-month periods ended March 31, 2022 and 2021; and repayments of non-recourse debt totaled $395 thousand and $500 thousand for the three months ended March 31, 2022 and 2021, respectively. In addition, during the three months ended March 31, 2021, cash used to acquire lease assets totaled $405 thousand. There were no lease asset acquisitions during the current year period. Cash was also used to pay invoices related to management fees and expenses, and other payables in both three-month periods.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2022, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $12.0 million, 0.15 to 1, and 12.42 to 1, respectively, as of March 31, 2022. As such, as of March 31, 2022, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2022 (in thousands):

Net income (loss)	$(2,144)
Interest expense	97
Depreciation and amortization	2,068
Amortization of initial direct costs	17
Impairment losses	—
Reversal for losses and doubtful accounts	(8)
Provision for losses on investment in securities	765
Unrealized gain on fair value of warrants	11
Principal payments received on Notes Receivable	399
EBITDA (for Credit Facility financial covenant calculation only)	$1,205

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2022.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2022, and paid through March 31, 2022. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2022 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Feb 2022	Jan 2022 – Mar 2022	748		—		748		0.17	4,274,486

		$21,287		$—		$21,287		$5.57
Source of distributions
Lease and loan payments and sales proceeds received		$21,287	100.00%	$—	0.00%	$21,287	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$21,287	100.00%	$—	0.00%	$21,287	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, and December 1, 2021 – February 28, 2022, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies since December 31, 2021.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2022

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