Form 10-Q
period 2022-06-30
ATEL 16, LLC
filed 2022-08-12
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2022

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

The number of Limited Liability Company Units outstanding as of July 31, 2022 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021
(In Thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$4,465	$4,804
Due from Managing Member and affiliates	—	7
Accounts receivable, net	31	16
Notes receivable, net	50	101
Investment in equity securities	99	355
Warrants, fair value	110	108
Investment in equipment and leases, net	8,297	10,759
Prepaid expenses and other assets	1	9
Total assets	$13,053	$16,159

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$38	$—
Accrued distributions to Other Members	289	289
Options - short position	—	1
Other	74	139
Non-recourse debt	1,615	2,145
Unearned operating lease income	245	250
Total liabilities	2,261	2,824

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	10,792	13,335
Total Members’ capital	10,792	13,335
Total liabilities and Members’ capital	$13,053	$16,159

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$608	$647	$1,261	$1,373
Notes receivable interest income	2	20	5	47
(Loss) gain on sales of lease assets and/or early termination of notes receivable	(73)	142	(132)	286
Other revenue	1	1	1	831
Total operating revenues	538	810	1,135	2,537

Operating expenses:
Depreciation of operating lease assets	546	519	1,100	1,065
Asset management fees to Managing Member	80	84	174	187
Acquisition expense	—	(4)	—	15
Cost reimbursements to Managing Member and/or affiliates	103	130	211	258
Amortization of initial direct costs	4	5	8	9
Interest expense	18	28	38	59
Professional fees	101	74	133	174
Outside services	8	10	19	20
Taxes on income and franchise fees	12	5	181	12
Other expense	33	56	65	116
Total operating expenses	905	907	1,929	1,915
Net (loss) income from operations	(367)	(97)	(794)	622

Other (loss) income:
Gain on sale of investment in equity securities	—	67	—	78
Realized gain on sale of options	—	—	1	—
Unrealized (loss) gain on fair value adjustment for equity securities	(72)	111	(256)	69
Unrealized gain (loss) on fair value adjustment for warrants	1	(1)	2	(11)
Total other (loss) income	(71)	177	(253)	136
Net (loss) income	$(438)	$80	$(1,047)	$758

Net (loss) income:
Managing Member	$—	$—	$—	$—
Other Members	(438)	80	(1,047)	758
	$(438)	$80	$(1,047)	$758

Net (loss) income per Limited Liability Company Unit - Other Members	$(0.10)	$0.02	$(0.24)	$0.18
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2022	4,274,486	$11,978	$—	$11,978
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(438)	—	(438)
Balance June 30, 2022	4,274,486	10,792	—	10,792

	Six Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	4,274,486	$13,335	$—	$13,335
Distributions to Other Members ($0.35 per Unit)	—	(1,496)	—	(1,496)
Net loss	—	(1,047)	—	(1,047)
Balance June 30, 2022	4,274,486	10,792	—	10,792

	Three Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2021	4,274,486	$17,114	$—	$17,114
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net income	—	80	—	80
Balance June 30, 2021	4,274,486	16,446	—	16,446

	Six Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	4,274,486	$17,184	$—	$17,184
Distributions to Other Members ($0.35 per Unit)	—	(1,496)	—	(1,496)
Net income	—	758	—	758
Balance June 30, 2021	4,274,486	16,446	—	16,446

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2022 AND 2021
(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net (loss) income	$(1,047)	$758
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Accretion of note discount-warrants	—	(14)
Depreciation of operating lease assets	1,100	1,065
Loss (gain) on sales of lease asset and/or early termination of notes receivable	132	(286)
Amortization of initial direct costs	8	9
Provision for doubtful accounts	38	1
Realized gain on sale of options	(1)	—
Gain on sale of equity securities	—	(78)
Unrealized loss (gain) on fair value adjustment for equity securities	256	(69)
Unrealized (gain) loss on fair value adjustment for warrants	(2)	11
Changes in operating assets and liabilities:
Accounts receivable	(53)	18
Due to/from Managing Members and affiliates	(5)	2
Prepaid expenses and other assets	8	9
Accounts payable, other	(65)	12
Unearned operating lease income	(5)	(20)
Net cash provided by operating activities	364	1,418

Investing activities:
Purchases of equipment on operating leases	—	(405)
Proceeds from sales of equity securities	—	79
Proceeds from sales of options	50	—
Proceeds from sales of lease assets	1,222	1,186
Principal payments received on notes receivable	51	265
Net cash provided by investing activities	1,323	1,125

Financing activities:
Repayments under non-recourse debt	(530)	(653)
Distributions to Other Members	(1,496)	(1,496)
Net cash used in financing activities	(2,026)	(2,149)

Net (decrease) increase in cash and cash equivalents	(339)	394
Cash and cash equivalents at beginning of period	4,804	3,603
Cash and cash equivalents at end of period	$4,465	$3,997

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$38	$64
Cash paid during period for taxes	$215	$24

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of June 30, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The table below summarize geographic information relating to the sources, by nation, of the Company’s total operating revenues for the three and six months ended June 30, 2022 and 2021 and long-lived assets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	% of Total	2021	% of Total
Revenue
United States	$538	100%	$810	100%
Total	$538	100%	$810	100%

	Six Months Ended June 30,
	2022	% of Total	2021	% of Total
Revenue
United States	$1,135	100%	$2,525	99%
Costa Rica	—	—%	12	1%
Total	$1,135	100%	$2,537	100%

	As of June 30,		As of December 31,
	2022	% of Total	2021	% of Total
Long-lived assets
United States	$8,297	100%	$10,394	97%
Costa Rica	—	—%	365	3%
Total	$8,297	100%	$10,759	100%

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

Financing receivables:

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable. See discussion herein under the caption – Notes receivable, unearned interest income and related revenue recognition.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment in securities:

From time to time, the Company may receive the right to purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $99 thousand and $355 thousand of purchased securities on June 30, 2022 and December 31, 2021, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $47 thousand at both June 30, 2022 and December 31, 2021. During the three months ended June 30, 2022 and 2021, the Company recorded unrealized losses of $72 thousand and unrealized gains of $111 thousand on investment securities with readily determinable fair values. During the six months ended June 30, 2022 and 2021, the Company recorded unrealized losses of $256 thousand and unrealized gains of $69 thousand on such investment securities. There were no fair value adjustments on securities that do not have readily determinable values during the three and six months ended June 30, 2022 and 2021, and on a cumulative basis. There were no sales or dispositions of securities during the three and six months ended June 30, 2022. During the three months and six months ended June 30, 2021, the Company sold investment securities with a value of approximately $551 thousand and $619 thousand, respectively, and realized gains of $67 thousand and $78 thousand, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s warrants were $110 thousand and $108 thousand as of June 30, 2022 and December 31, 2021, respectively. The Company recorded unrealized gains of $1 thousand and unrealized losses of $1 thousand on fair valuation of its warrants for the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded unrealized gains of $2 thousand and unrealized losses $11 thousand, respectively. There were no net exercises of warrants during the three and six months ended June 30, 2022 and 2021.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Notes receivable, net:

The Company has a note receivable from a borrower who has financed the purchase of equipment through the Company. As of June 30, 2022, the original term of the remaining note is 42 months with an interest rate of 15.99% per annum. The note is secured by the equipment financed and matures in 2022. As of June 30, 2022 the minimum future payments receivable through the notes’ maturity date totals $50 thousand.

4. Investments in equipment and leases, net:

The Company’s investments in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions and	Amortization	June 30,
	2021	Reclassifications	Expense	2022
Equipment under operating leases, net	$9,354	$(86)	$(1,100)	$8,168
Assets held for sale or lease, net	1,355	(1,268)	—	87
Initial direct costs, net	50	—	(8)	42
Total	$10,759	$(1,354)	$(1,108)	$8,297

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $546 thousand and $519 thousand for the respective three months ended June 30, 2022 and 2021, and was $1.1 million for each of the six-month periods ended June 30, 2022 and 2021.

For the respective three months ended June 30, 2022 and 2021, total depreciation includes $10 thousand and $61 thousand of additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. For the respective six months ended June 30, 2022 and 2021, such additional depreciation totaled $44 thousand and $118 thousand. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. During the six months ended June 30, 2021, the Company purchased $405 thousand of equipment, all of which were purchased during the first quarter. There was no equipment purchased during the three and six months ended June 30, 2022. In addition, there were no impairment losses for the three and six months ended June 30, 2022 and 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

IDC amortization expense related to the Company’s operating leases totaled $4 thousand and $5 thousand for the respective three months ended June 30, 2022 and 2021. For the respective six months ended June 30, 2022 and 2021, IDC amortization expenses totaled $8 thousand and $9 thousand

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	June 30,
	2021	Additions	Dispositions	2022
Aviation	$5,027	$—	$(332)	$4,695
Coal terminal	5,000	—	—	5,000
Railroad	3,334	—	—	3,334
Marine vessels	2,291	—	—	2,291
Construction	1,902	—	—	1,902
Manufacturing	1,243	—	—	1,243
Materials handling	825	—	—	825
Trucks and trailers	86	—	—	86
Other	204	—	—	204
	19,912	—	(332)	19,580
Less accumulated depreciation	(10,558)	(1,100)	246	(11,412)
Total	$9,354	$(1,100)	$(86)	$8,168

The average estimated residual value for assets on operating leases was both 24% of the assets’ original cost at both June 30, 2022 and December 31, 2021. There were no operating leases in non-accrual status at June 30, 2022 and December 31, 2021.

At June 30, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2022	$1,002
Year ending December 31, 2023	1,267
2024	980
2025	452
2026	366
Thereafter	392
$4,459

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of June 30, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

5. Allowance for credit losses:

The Company’s allowance for credit losses, which reflects the allowance for doubtful accounts related to certain lease receivables, are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2020	$1
Provision for doubtful accounts	1
Balance June 30, 2021	$2

Balance December 31, 2021	$2
Provision for doubtful accounts	38
Balance June 30, 2022	$40

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

At June 30, 2022 and December 31, 2021, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount and unamortized IDC) (in thousands):

	Notes Receivable
	June 30,	December 31,
	2022	2021
Pass	$50	$101
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$50	$101

There were no impaired investments in financing receivables at June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, the investment in financing receivables (excludes warrants – notes receivable discount and unamortized IDC) is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
June 30, 2022	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$50	$50	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than	Total		Notes	Days and
December 31, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$101	$101	$—

As of June 30, 2022 and December 31, 2021, the Company had no notes receivable on non-accrual status.

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

(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$103	$130	$211	$258
Asset management fees to Managing Member	80	84	174	187
Acquisition and initial direct costs paid to Managing Member	—	(4)	—	15
	$183	$210	$385	$460

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of June 30, 2022 and 2021, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7. Non-recourse debt:

At June 30, 2022, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.62% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2022, gross operating lease rentals totaled approximately $1.8 million over the remaining lease terms; and the carrying value of the pledged assets is $3.2 million. The notes mature at various dates from 2022 to 2028.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2022	$502	$32	$534
Year ending December 31, 2023	343	43	386
2024	290	28	318
2025	159	19	178
2026	138	12	150
Thereafter	183	8	191
	$1,615	$142	$1,757

8. Borrowing facilities:

Effective June 30, 2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement which had an expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility had an aggregate amount of $55 million and is comprised of a working capital sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (i.e., the Company is liable only for the amount of the advances extended to the Company under those sub facilities, and not as to amounts extended to any co-borrower). The Company’s reinvestment period ended as of December 31, 2021. As such, the Company will no longer purchase lease assets and does not have a need to use the Credit Facility. Accordingly, as of December 31, the Fund ceased to be a participant in the Credit Facility.

9. Commitments and contingencies:

At June 30, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

10. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both June 30, 2022 and December 31, 2021, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Distributions	$748	$748	$1,496	$1,496
Weighted average number of Units outstanding	4,274,486	4,274,486	4,274,486	4,274,486
Weighted average distributions per Unit	$0.17	$0.17	$0.35	$0.35

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2022 and December 31, 2021, the fair value of Company’s warrants and investment in equity securities were measured on a recurring basis. At December 31, 2021, the Company’s options – short position were also measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2022 and December 31, 2021, the calculated fair value of the Fund’s warrant portfolio approximated $110 thousand and $108 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three and six months ended June 30,  2022 and 2021, and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fair value of warrants at beginning of period	$109	$120	$108	$130
Unrealized gain (loss) on fair value adjustment for warrants	1	(1)	2	(11)
Fair value of warrants at end of period	$110	$119	$110	$119

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $52 thousand and $308 thousand at June 30, 2022 and December 31, 2021, respectively.

The fair value of the investment securities that were accounted for on a recurring basis for the three and six months ended June 30, 2022 and 2021, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fair value of securities at beginning of period	$124	$1,338	$308	$1,448
Securities sold	—	(551)	—	(619)
Unrealized (loss) gain on fair value adjustment for securities	(72)	111	(256)	69
Fair value of securities at end of period	$52	$898	$52	$898

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

Impaired equipment (non-recurring)

During the year ended December 31, 2021, the Company recorded fair value adjustments totaling $548 thousand to reduce the cost basis of certain containers deemed impaired. The impaired equipment were sold during the first six months of 2022. There was no additional impaired equipment as of June 30, 2022.

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired equipment	$365	$—	$—	$365
	$365	$—	$—	$365

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2022 and December 31, 2021:

June 30, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	1.85 - 9.45 (5.54)
			Risk-free interest rate	1.58% - 3.03% (3.00%)
			Annualized volatility	39.50% - 115.04% (55.81%)

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	2.35 - 9.94 (6.03)
			Risk-free interest rate	0.85% - 1.58% (1.36%)
			Annualized volatility	37.90% - 115.04% (54.71%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $365,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,465	$4,465	$—	$—	$4,465
Notes receivable, net	50	—	—	50	50
Investment in equity securities	52	52	—	—	52
Warrants, fair value	110	—	—	110	110
Financial liabilities:
Non-recourse debt	1,615	—	—	1,603	1,603

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,804	$4,804	$—	$—	$4,804
Notes receivable, net	101	—	—	102	102
Investment in equity securities	308	308	—	—	308
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Investment in options - short	1	1	—	—	1
Non-recourse debt	2,145	—	—	2,197	2,197

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

Through June 30, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of June 30, 2022, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

Three months ended June 30, 2022 versus three months ended June 30, 2021

The Company had net losses of $438 thousand and net income of $80 thousand for the respective three months ended June 30, 2022 and 2021. The current quarter results primarily reflect a decrease in total operating revenues and an unfavorable change in other (loss) income related to the Company’s investment securities and warrants.

Revenues

Total operating revenues declined by $272 thousand due to an unfavorable change in gains and losses from asset sales and decreases in operating lease revenue and interest income on notes receivable.

The unfavorable change in gains/losses on asset sales totaled $215 thousand and was attributable to changes in the mix of assets sold. Operating lease revenues decreased by $39 thousand primarily due to lease run-off and sales of lease assets. In addition, interest income on notes receivable decreased by $18 thousand largely due to the scheduled amortization of the notes.

Expenses

Total operating expenses for the three months ended June 30, 2022 totaled $905 thousand and was virtually unchanged as compared to the prior year period’s total of $907 thousand. At a detailed level, the $2 thousand net decrease in total operating expenses was primarily attributable to decreases in cost reimbursements to the Manager, other expense, and interest expense partially offset by increases in depreciation and professional fees.

Cost reimbursements to the Manager decreased by $27 thousand due to lower allocated costs reflective of the Fund’s year over year decline in assets. Other expense was reduced by $23 thousand largely due to lower storage fees, and interest expense declined by $10 thousand due to the scheduled amortization of the notes receivable. Partially offsetting such decreases were increases in depreciation expense and in professional fees totaling $27 thousand each. The increase in depreciation expense was attributable to incremental depreciation on new equipment purchased since June 30, 2021, while the increase in professional fees was a result of timing differences in receipt of services and billings.

Other loss

During the three-month periods ended June 30, 2022 and 2021, the Company recorded other loss totaling $71 thousand and other income totaling $177 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s portfolio of equity securities and warrants. Adverse changes to prices of the Company’s publicly traded equity securities during the quarter resulted in $72 thousand of unrealized losses, which was partially offset by realized gains of $1 thousand on fair valuation of the Company’s warrants. By comparison, during the prior year period, the Company recorded unrealized gains of $110 thousand, net on the fair valuation of its equity securities and warrants. Such unrealized gains were complemented by $67 thousand of gains realized from sales of equity securities during the three months ended June 30, 2021. There were no such sales during the current quarter.

Six months ended June 30, 2022 versus six months ended June 30, 2021

The Company had net losses of $1.0 million and net income of $758 thousand for the respective six months ended June 30, 2022 and 2021. The current period results primarily reflect a decrease in total operating revenues and an unfavorable change in other (loss) income related to the Company’s investment securities and warrants.

Revenues

Total operating revenues declined by $1.4 million due to a reduction in other revenue, an unfavorable change in gains/losses recorded on asset sales and decreases in operating lease revenue and interest income on notes receivable.

Other revenue declined by $830 thousand due to a significant drop in deferred maintenance fees related to excess wear and tear on certain returned equipment. The unfavorable change in gains/losses on asset sales totaled $418 thousand and was attributable to changes in the mix of assets sold. Further reducing total revenues were decreases in operating lease revenues and interest income on notes receivable totaling $112 thousand and $42 thousand, respectively. The decrease in operating lease revenue was mainly a result of lease run-off and sales of lease assets, while the decrease in interest income was due to the scheduled amortization of the notes.

Expenses

Total operating expenses increased by $14 thousand, primarily due to an increase in taxes on income and franchise fees and depreciation of operating lease assets partially offset by decreases in other expense, cost reimbursements to the Manager, professional fees, and interest expense.

Taxes on income and franchise fees increased by $169 thousand largely due to a settlement of excise taxes related to revenues generated by certain equipment, while depreciation expense increased by $35 thousand primarily due to incremental depreciation on new equipment purchased since June 30, 2021. Partially offsetting such increases was a $51 thousand decrease in other expense due to lower storage fees incurred as most of the Company’s off-lease assets were either sold or re-leased. In addition, cost reimbursements to the Manager decreased by $47 thousand due to lower allocated costs reflective of the Fund’s year over year decline in assets. Finally, professional fees declined by $41 thousand due to timing differences in receipt of services and billings, and interest expense decreased by $21 thousand due to the scheduled amortization of the notes receivable.

Other loss

During the six-month periods ended June 30, 2022 and 2021, the Company recorded other losses totaling $253 thousand and other income totaling $136 thousand, respectively, to reflect both unrealized and realized losses and gains on the Fund’s investment securities and warrants portfolio. Adverse changes to prices of the Company’s publicly traded equity securities during the first half of 2022 resulted in $256 thousand of unrealized losses. Such losses were partially offset by realized gains of $2 thousand on fair valuation of the Company’s warrants and realized gains of $1 thousand on the expiration of options sold. By comparison, during the prior year period, the Company recorded unrealized gains of $58 thousand, net on the fair valuation of its equity securities and warrants, and $78 thousand of gains realized on sales of equity securities. There were no such sales during the current quarter.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.5 million and $4.8 million as of June 30, 2022 and December 31, 2021, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$364	$1,418
Investing activities	1,323	1,125
Financing activities	(2,026)	(2,149)
Net (decrease) increase in cash and cash equivalents	$(339)	$394

During the six months ended June 30, 2022 and 2021, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from sales of lease assets and/or early termination of notes receivable. Principal payments received on the notes receivable totaled $51 thousand and $265 thousand for the six months ended June 30, 2022 and 2021, respectively; and, proceeds from sales of assets were recorded $1.2 million for both of the six months ended June 30, 2022 and 2021. In addition, the Company recorded $50 thousand of proceeds from sales of options during the current six-month period. There were no options sold during the prior year period. Also, during the six months ended June 30, 2021, the Company recorded $79 thousand of proceeds from the sale of securities. There were no such sales during the current period.

During the six months ended June 30, 2022 and 2021, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $1.5 million for each of the six-month periods ended June 30, 2022 and 2021; and repayments of non-recourse debt totaled $530 thousand and $653 thousand for the six months ended June 30, 2022 and 2021, respectively. In addition, during the six months ended June 30, 2021, cash used to acquire lease assets totaling $405 thousand. There were no lease asset acquisitions during the current period. Cash was also used to pay invoices related to management fees and expenses, and other payables in both six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2022.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2022, and paid through June 30, 2022. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2022 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – May 2022	Jan 2022 – Jun 2022	1,496		—		1,496		0.35	4,274,486

		$22,035		$—		$22,035		$5.75
Source of distributions
Lease and loan payments and sales proceeds received		$22,035	100.00%	$—	0.00%	$22,035	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$22,035	100.00%	$—	0.00%	$22,035	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, and December 1, 2021 – May 31, 2022, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
June 30, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2022

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