Form 10-K
period 2022-12-31
ATEL 16, LLC
filed 2023-03-15
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The number of Limited Liability Company Units outstanding as of February 28, 2023 was 4,274,486.

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

As of December 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2022, the Company had purchased equipment with a total acquisition price of $43.6 million. The Company had also funded investments in notes receivable totaling $7.6 million through December 31, 2022.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2022 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Aviation	$10,690	24.50%
Containers	6,803	15.59%
Transportation, rail	5,034	11.54%
Coal terminal	5,000	11.46%
Materials handling	4,363	10.00%
Mining	2,766	6.34%
Marine vessels	2,291	5.25%
Transportation	1,919	4.40%
Construction	1,898	4.35%
Manufacturing	1,243	2.84%
Other	1,629	3.73%
	$43,636	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Agriculture	$8,521	19.53%
Transportation, air	8,224	18.85%
Utilities	7,291	16.71%
Transportation	6,892	15.79%
Transportation, rail	4,352	9.97%
Manufacturing	3,482	7.98%
Construction	2,824	6.47%
Refuse systems	997	2.28%
Other	1,053	2.42%
	$43,636	100.00%

From inception through December 31, 2022, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Containers	$6,804	$1,717	$5,763
Aviation	6,760	2,569	6,739
Transportation	6,237	3,018	5,092
Materials handling	3,562	951	3,731
Manufacturing	1,242	814	1,092
Construction	799	452	513
Other	666	433	422
	$26,070	$9,954	$23,352

For further information regarding the Company’s equipment lease portfolio as of December 31, 2022, see Note 5, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2022 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Research	$2,614	34.26%
Manufacturing	1,000	13.10%
Computers	350	4.59%
Agriculture	300	3.93%
Other	3,367	44.12%
	$7,631	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Acquisitions
Manufacturing	$1,763	23.10%
Business services	1,737	22.77%
Computer engines	1,113	14.59%
Electrical	1,000	13.10%
Health services	900	11.79%
Research & development	684	8.96%
Agriculture	300	3.93%
Chemical	134	1.76%
	$7,631	100.00%

From inception through December 31, 2022, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Early Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Research	$2,614	$349	$3,083
Manufacturing	1,000	—	1,258
Computers	350	—	437
Agriculture	300	42	326
Other	3,367	3,029	3,347
	$7,631	$3,420	$8,451

The Company’s notes receivable have all been paid in full and terminated as of December 31, 2022.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2022.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 168.7%, based on ATEL’s historical track record as of December 31, 2022.

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

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2022 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.84. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2022.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2022, and paid through December 31, 2022. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2022 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486

		$23,531		$—		$23,531		$6.10
Source of distributions
Lease and loan payments and sales proceeds received		$23,531	100.00%	$—	0.00%	$23,531	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$23,531	100.00%	$—	0.00%	$23,531	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021 and December 1, 2021 – November 30, 2022, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2022, 4,274,486 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment is acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2021. The utilization percentage of existing assets under lease was 100% and 59% at December 31, 2022 and 2021, respectively. The significant increase in utilization percentage was attributable to sales or re-lease of previously held off-lease equipment.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had net income of $88 thousand and a net loss of $857 thousand for the years ended December 31, 2022 and 2021, respectively. Compared to prior year, the results for 2022 reflect an increase in operating revenues, and decreases in total operating expenses and other loss related to the Company’s investment securities and warrants.

Revenues

Total operating revenues increased by $710 thousand, or 22%. Such increase was attributable to a favorable change in gains/losses realized on asset sales and an increase in other revenue partially offset by decreases in operating lease revenue and interest income on notes receivable.

The favorable change in gains/losses realized on assets sales totaled $830 thousand and was primarily a result of a change in the mix of assets sold. Other revenue increased by $120 thousand, net primarily due to an $871 thousand insurance settlement related to a coal plant loading facility, which was partially offset by a $766 thousand decrease in deferred maintenance fees related to returned equipment with excessive wear and tear. The coal plant is still fully functional and is currently under lease. Such increases in revenues was partially offset by a $173 thousand decline in operating lease revenue, which was attributable to lease run-off and sales of lease assets. In addition, interest income on notes receivable decreased by $67 thousand due to note maturities.

Expenses

Total operating expenses declined by $105 thousand, or 3%, primarily due to reductions in storage fees, cost reimbursements to the Manager, interest expense, other expense and acquisition expense. Such reductions were partially offset by increases in taxes on income and franchise fees, and depreciation expense.

Storage fees decreased by $140 thousand largely due to the decline in off-lease inventory resulting from sales or re-lease. Cost reimbursements to the Manager was reduced by $103 thousand due to lower allocated costs reflective of the Fund’s declining assets. Interest expense decreased by $42 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt. Other expense decreased by $37 thousand primarily due to lower allocated bank charges, and acquisition expense declined by $32 thousand due to the absence of acquisition activity during 2022. Partially offsetting such decreases in expenses were increases of $171 thousand and $112 thousand in taxes on income and franchise fees, and in depreciation expense. The increase in taxes was largely due to a settlement of excise taxes related to revenues generated by certain equipment, while the increase in depreciation expense was attributable to incremental depreciation on re-leased equipment with adjusted residual values.

Other loss

During the years ended December 31, 2022 and 2021, the Company recorded other losses totaling $286 thousand and $416 thousand, respectively, to reflect both unrealized and realized losses and gains on the Fund’s investment securities, warrants and options portfolio. Most of the unrealized losses during the years ended December 31, 2022 and 2021, totaling $287 thousand and $521 thousand, respectively, were related to one of the Company’s publicly traded equity securities, which had experienced a significant price reduction during 2021. The price of such equity securities continued to decline during the current year, albeit at a lower amount.

During the prior year, the Company recorded $49 thousand of unrealized gains on options which expired during the first quarter of 2022, upon which the Company realized a $1 thousand gain on the transactions. In addition, the Company realized gains totaling $78 thousand from sales of equity securities valued at $619 thousand. There were no such sales during the current year.

Capital Resources and Liquidity

At December 31, 2022 and 2021, the Company’s cash and cash equivalents totaled $5.3 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2022	2021
Net cash provided by (used in):
Operating activities	$1,874	$2,080
Investing activities	2,686	3,286
Financing activities	(4,024)	(4,165)
Net increase in cash and cash equivalents	$536	$1,201

During the years ended December 31, 2022 and 2021, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from sales of lease assets and/or early termination of notes receivable. Principal payments received on the notes receivable totaled $101 thousand and $458 thousand for the years ended December 31, 2022 and 2021, respectively; and proceeds from sales of lease assets totaled $2.5 million and $2.7 million for the same respective years. In addition, the Company received $50 thousand of proceeds from sales of options during the current year. There were no options sold during the prior year. During the year ended December 31, 2021, the Company received $697 thousand of proceeds from sales of securities, and $42 thousand of proceeds from early termination of notes receivable. There were no such sales of securities or early termination of notes receivable during the current year.

During the years ended December 31, 2022 and 2021, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to Other Members totaled $3.0 million for each of the years ended December 31, 2022 and 2021; and cash used to repay non-recourse debt totaled $1.0 million and $1.2 million for 2022 and 2021, respectively. In addition, the Company used $584 thousand to acquire lease assets during the year ended December 31, 2021. There were no lease asset acquisitions during the current year. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Revolving credit facility

Effective June 30, 2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement which had an expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility had an aggregate amount of $55 million and is comprised of a working capital sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (i.e., the Company is liable only for the amount of the advances extended to the Company under those sub facilities, and not as to amounts extended to any co-borrower). The Company’s reinvestment period ended as of December 31, 2021. As such, the Company will no longer purchase lease assets and does not have a need to use the Credit Facility. Accordingly, effective as of December 12, 2022, the Credit Facility was amended and the Company ceased to be a participant in the Credit Facility.

Non-Recourse Debt

As of December 31, 2022 and 2021, the Company had non-recourse long-term debt totaling $1.1 million and $2.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2022 and 2021, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2022. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 16, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”), as of December 31, 2022 and 2021, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2023

We have served as the Company’s auditor since 2013.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2022 AND 2021
(In Thousands)

	2022	2021

ASSETS
Cash and cash equivalents	$5,340	$4,804
Due from Managing Member and affiliates	—	7
Accounts receivable, net	128	16
Notes receivable, net	—	101
Investment in equity securities	68	355
Warrants, fair value	108	108
Investment in equipment and leases, net	6,496	10,759
Prepaid expenses and other assets	7	9
Total assets	$12,147	$16,159

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$57	$—
Accrued distributions to Other Members	289	289
Options - short position	—	1
Other	92	139
Non-recourse debt	1,113	2,145
Unearned operating lease income	165	250
Total liabilities	1,716	2,824

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	10,431	13,335
Total Members’ capital	10,431	13,335
Total liabilities and Members’ capital	$12,147	$16,159

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(In Thousands Except for Units and Per Unit Data)

	2022	2021
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$2,475	$2,648
Notes receivable interest income	5	72
Gain (loss) on sales of operating lease assets and/or early termination of notes receivable	459	(371)
Other revenue	953	833
Total operating revenues	3,892	3,182

Operating expenses:
Depreciation of operating lease assets	2,172	2,060
Asset management fees to Managing Member	344	365
Acquisition expense	—	32
Cost reimbursements to Managing Member and/or affiliates	379	482
Amortization of initial direct costs	15	17
Interest expense	66	108
Professional fees	216	205
Outside services	37	59
Taxes on income and franchise fees	195	24
Storage fees	14	154
Other expense	80	117
Total operating expenses	3,518	3,623
Net income (loss) from operations	374	(441)

Other gain (loss):
Gain on sale of investment in equity securities	—	78
Realized gain on sale of options	1	—
Unrealized gain on options	—	49
Unrealized loss on fair value adjustment for equity securities	(287)	(521)
Unrealized loss on fair value adjustment for warrants	—	(22)
Total other loss	(286)	(416)
Net income (loss)	$88	$(857)

Net income (loss):
Managing Member	$—	$—
Other Members	88	(857)
	$88	$(857)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.02	$(0.20)
Weighted average number of Units outstanding	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	4,274,486	$17,184	$—	$17,184
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net loss	—	(857)	—	(857)
Balance December 31, 2021	4,274,486	13,335	—	13,335
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net income	—	88	—	88
Balance December 31, 2022	4,274,486	$10,431	$—	$10,431

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(In Thousands)

	2022	2021
Operating activities:
Net income (loss)	$88	$(857)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount-warrants	—	(25)
Depreciation of operating lease assets	2,172	2,060
(Gain) loss on sales of operating lease assets and/or early termination of notes receivable	(459)	371
Amortization of initial direct costs	15	17
Provision for doubtful accounts	6	1
Gain on sale of securities	—	(78)
Gain on sale of options	(1)	—
Unrealized loss on fair value adjustment for equity securities	287	521
Unrealized loss on fair value adjustment for warrants	—	22
Unrealized gain on options	—	(49)
Changes in operating assets and liabilities:
Accounts receivable	(118)	48
Due to/from Managing Members and affiliates	14	8
Prepaid expenses and other assets	2	2
Accounts payable, other	(47)	23
Unearned operating lease income	(85)	16
Net cash provided by operating activities	1,874	2,080

Investing activities:
Purchases of equipment on operating leases	—	(584)
Proceeds from sales of options	50	—
Proceeds from sales of equity securities	—	697
Proceeds from sales of lease assets	2,535	2,673
Proceeds from early termination of notes receivable	—	42
Principal payments received on notes receivable	101	458
Net cash provided by investing activities	2,686	3,286

Financing activities:
Repayments under non-recourse debt	(1,032)	(1,173)
Distributions to Other Members	(2,992)	(2,992)
Net cash used in financing activities	(4,024)	(4,165)

Net increase in cash and cash equivalents	536	1,201
Cash and cash equivalents at beginning of year	4,804	3,603
Cash and cash equivalents at end of year	$5,340	$4,804

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$75	$117
Cash paid during year for taxes	$217	$27

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$289	$289
Options - short position sold through due to/from affiliate	$—	$50

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

As of December 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2022 and 2021, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2022, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The Company does not use the equipment held in its portfolio but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for credit losses relating to operating leases are included in lease income in the Company’s financial statements.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2022 and 2021 and long-lived assets as of December 31, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2022	% of Total	2021	% of Total
Revenue
United States	$3,892	100%	$3,170	100%
Costa Rica	—	—%	12	—%
Total	$3,892	100%	$3,182	100%

	As of December 31,		As of December 31,
	2022	% of Total	2021	% of Total
Long-lived assets
United States	$6,496	100%	$10,394	97%
Costa Rica	—	—%	365	3%
Total	$6,496	100%	$10,759	100%

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $68 thousand and $355 thousand of investment securities as of December 31, 2022 and 2021, respectively. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, the Company recorded $287 thousand and $521 thousand of unrealized losses on investment securities with readily determinable fair values. There were no fair value adjustments on securities that do not have readily determinable values during 2022 and 2021, and on a cumulative basis. There were no impairment losses on securities during 2022 and 2021. Securities with an approximate value of $619 thousand were sold during 2021, which resulted in gains of $78 thousand. There was no such sale during the current year.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of December 31, 2022 and 2021, the estimated fair value of the Company’s portfolio of warrants was both $108 thousand. During the year ended December 31, 2022, fair value adjustments netted to zero. During the year ended December 31, 2021, the Company recorded unrealized losses of $22 thousand, on fair valuation of its warrants. There were no net exercises of warrants during 2022 and 2021.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Options - short position

During the year ended December 31, 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. During the year ended December 31, 2021, the Company recorded unrealized gains totaling $49 thousand related to the options. Such unrealized gains reflect changes in the fair value of the options, and effectively reduces the liability related to the options. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2022 and 2021, the related provision for state income taxes was approximately $195 thousand and $24 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Financial statement basis of net assets	$10,431	$13,335
Tax basis of net assets (unaudited)	14,563	14,369
Difference	$(4,132)	$(1,034)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net income (loss) per financial statements	$88	$(857)
Tax adjustments (unaudited):
Adjustment to depreciation expense	609	(115)
Provision for losses and doubtful accounts	6	1
Adjustments to revenues	(207)	510
Adjustments to gain on sales of assets	2,535	3,569
Other	155	5
Income per federal tax return (unaudited)	$3,186	$3,113

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Recent accounting pronouncements:

In March 2020, the FASB issued Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company adopted this new accounting guidance on January 1, 2023. Such adoption had no material impact on the Company’s financial statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this new accounting guidance on January 1, 2023. Such adoption had no material impact on the Company’s financial statements and disclosures.

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

As of December 31, 2022 and 2021, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2022	2021
Utilities	28%	33%
Transportation, air	21%	22%
Transportation, rail	19%	14%
Transportation, water	13%	*
Construction	11%	*

*Less than 10%

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

During 2022 and 2021, certain lessees and/or financial borrowers generated significant portion (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total
		Leasing and Lending
		Revenues
Lessee	Type of Equipment	2022	2021
AEP Generating Company	Facility - Other	22%	27%
Signature Flight Support Corporation	Aviation	22%	23%
Union Pacific Railroad Company	Railroad	16%	20%
Mosaic Fertilizer, LLC	Chemical	*	12%

*Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company had a note receivable from a borrower who had financed the purchase of equipment through the Company. The note had an original term of 42 months with an interest rate at 15.99% per annum. As of December 31, 2022, the note was paid in full and terminated.

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	December 31,
	2021	Reclassifications	Expense	2022
Equipment under operating leases, net	$9,354	$(721)	$(2,172)	$6,461
Assets held for sale or lease, net	1,355	(1,355)	—	—
Initial direct costs, net	50	—	(15)	35
Total	$10,759	$(2,076)	$(2,187)	$6,496

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.2 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively.

Total depreciation for 2022 and 2021 include $69 thousand and $208 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. During the year ended December 31, 2021, the Company purchased $584 thousand of equipment. There were no purchases of equipment in 2022. In addition, there were no impairment losses for the years ended December 31, 2022 and 2021.

IDC amortization expense related to the Company’s operating leases totaled $15 thousand and $17 thousand for 2022 and 2021, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	December 31,
	2021	Additions	Dispositions	2022
Coal terminal	$5,000	$—	$—	$5,000
Aviation	5,027	—	(1,098)	3,929
Railroad	3,334	—	—	3,334
Marine vessel	2,291	—	—	2,291
Construction	1,902	—	—	1,902
Materials handling	825	—	—	825
Trucks and trailers	86	—	—	86
Manufacturing	1,243	—	(1,243)	—
Other	204	—	—	204
	19,912	—	(2,341)	17,571
Less accumulated depreciation	(10,558)	(2,172)	1,620	(11,110)
Total	$9,354	$(2,172)	$(721)	$6,461

The average estimated residual value for assets on operating leases was 20% and 24% of the assets’ original cost at December 31, 2022 and 2021, respectively. There were no operating leases in non-accrual status at December 31, 2022 and 2021.

At December 31, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2023	$1,432
2024	1,103
2025	452
2026	366
2027	295
Thereafter	97
$3,745

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of December 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Manufacturing	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

6. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2020	$1
Provision for doubtful accounts	1
Balance December 31, 2021	$2

Balance December 31, 2021	$2
Provision for doubtful accounts	6
Balance December 31, 2022	$8

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

Special Mention — Any traditional corporate type of account with potential weaknesses (e.g., large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

At December 31, 2022, all of the Company’s financing receivables have been fully settled and terminated. At December 31, 2021, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount and unamortized IDC) (in thousands):

Notes Receivable
December 31,
2021
Pass	$101
Special mention	—
Substandard	—
Doubtful	—
Total	$101

At December 31, 2021, the investment in financing receivables was aged as follows:

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the years ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$379	$482
Asset management fees to Managing Member	344	365
Acquisition and initial direct costs paid to Managing Member	—	32
	$723	$879

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2022 and 2021, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2022, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.97% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2022, gross operating lease rentals totaled approximately $1.2 million over the remaining lease terms; and the carrying value of the pledged assets is $2.0 million. The notes mature at various dates from 2024 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2023	$343	$43	$386
2024	290	28	318
2025	159	19	178
2026	138	12	150
2027	96	6	102
Thereafter	87	2	89
	$1,113	$110	$1,223

9. Borrowing facilities:

Effective June 30, 2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement which had an expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility had an aggregate amount of $55 million and is comprised of a working capital sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (i.e., the

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Company is liable only for the amount of the advances extended to the Company under those sub facilities, and not as to amounts extended to any co-borrower). The Company’s reinvestment period ended as of December 31, 2021. As such, the Company will no longer purchase lease assets and does not have a need to use the Credit Facility. Accordingly, effective as of December 12, 2022, the Credit Facility was amended and the Company ceased to be a participant in the Credit Facility.

10. Commitments:

At December 31, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

12. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both December 31, 2022 and 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

	2022	2021
Distributions	$2,992	$2,992
Weighted average number of Units outstanding	4,274,486	4,274,486
Weighted average distributions per Unit	$0.70	$0.70

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

At December 31, 2022 and 2021, the Company’s warrants and investment in equity securities were measured on a recurring basis. At December 31, 2021, the Company also measured its options – short position on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis at December 31, 2021.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At both December 31, 2022 and 2021, the calculated fair value of the Fund’s warrant portfolio approximated $108 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the years ended December 31, 2022 and 2021 and classified as Level 3 are as follows (in thousands):

	2022	2021
Fair value of warrants at beginning of year	$108	$130
Unrealized loss on fair value adjustment for warrants	—	(22)
Fair value of warrants at end of year	$108	$108

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $21 thousand and $308 thousand at December 31, 2022 and 2021, respectively.

The fair value of the investment securities that were accounted for on a recurring basis for the years ended December 31, 2022 and 2021, and classified as Level 1 are as follows (in thousands):

	2022	2021
Fair value of securities at beginning of year	$308	$1,448
Securities sold	—	(619)
Unrealized loss on fair value adjustment for securities	(287)	(521)
Fair value of securities at end of year	$21	$308

Options – short position (recurring)

The liability associated with the Company’s options – short position contracts is measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. During the year ended December 31, 2021, the Company recorded $49 thousand of unrealized gains on the options, which reduced the $50 thousand initial value of the options to $1 thousand at December 31, 2021. The options both expired on January 22, 2022, upon which the Company realized $1 thousand of gains on the transactions.

Impaired equipment (non-recurring)

At December 31, 2021, certain containers deemed impaired were measured at fair value on a non-recurring basis. All of such impaired containers were sold during 2022. There was no additional impaired equipment as of December 31, 2022.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2022 and 2021:

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	1.35 - 8.94 (5.04)
			Risk-free interest rate	3.90% - 4.57% (3.99%)
			Annualized volatility	41.18% - 83.00% (51.36%)

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	2.35 - 9.94 (6.03)
			Risk-free interest rate	0.85% - 1.58% (1.36%)
			Annualized volatility	37.90% - 115.04% (54.71%)

Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $6,500
			Quotes - per equipment	(total of $365,000)
			Equipment Condition	Poor to Average

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

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guaranteed liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,340	$5,340	$—	$—	$5,340
Investment in equity securities	21	21	—	—	21
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Non-recourse debt	1,113	—	—	1,077	1,077

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,804	$4,804	$—	$—	$4,804
Notes receivable, net	101	—	—	102	102
Investment in equity securities	308	308	—	—	308
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Investment in options - short	1	1	—	—	1
Non-recourse debt	2,145	—	—	2,197	2,197

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2022. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2022.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 72, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 69, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2022.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2022 and 2021 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2022, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Financial Services, LLC	Initial Limited Liability	0.012%
	The Transamerica Pyramid	Company Units
	600 Montgomery Street, 9th Floor	50 Units ($500)
	San Francisco, CA 94111

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2022 and 2021, the Company incurred audit fees with its principal auditors totaling $132 thousand and $100 thousand, respectively. Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)	13
	Balance Sheets at December 31, 2022 and 2021	14
	Statements of Operations for the years ended December 31, 2022 and 2021	15
	Statements of Changes in Members’ Capital for the years ended December 31, 2022 and 2021	16
	Statements of Cash Flows for the years ended December 31, 2022 and 2021	17
	Notes to Financial Statements	18

2.	Financial Statement Schedules

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
(101.CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104) The cover page for the Company’s Annual Report on Form 10-K for the year ended
December 31, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2023

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Paritosh K. Choksi

/s/ /Raymond A. Rigo	Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.