Form 10-Q
period 2023-03-31
ATEL 16, LLC
filed 2023-05-15
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-55417

ATEL 16, LLC

(Exact name of registrant as specified in its charter)

California	90-0920813
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

505 Montgomery Street, 7th Floor, San Francisco, California 94111

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

The number of Limited Liability Company Units outstanding as of April 30, 2023 was 4,274,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022
(In Thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$4,854	$5,340
Accounts receivable, net	49	128
Investment in equity securities	72	68
Warrants, fair value	107	108
Investment in equipment and leases, net	6,144	6,496
Prepaid expenses and other assets	4	7
Total assets	$11,230	$12,147

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$41	$57
Accrued distributions to Other Members	289	289
Other	71	92
Non-recourse debt	996	1,113
Unearned operating lease income	307	165
Total liabilities	1,704	1,716

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	9,526	10,431
Total Members’ capital	9,526	10,431
Total liabilities and Members’ capital	$11,230	$12,147

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$519	$653
Notes receivable interest income	—	3
Loss on sales of operating lease assets	—	(59)
Other revenue	15	—
Total operating revenues	534	597

Operating expenses:
Depreciation of operating lease assets	349	554
Asset management fees to Managing Member	77	94
Cost reimbursements to Managing Member and/or affiliates	90	108
Amortization of initial direct costs	3	4
Interest expense	12	20
Professional fees	69	32
Outside services	22	11
Taxes on income and franchise fees	50	169
Other expense	22	32
Total operating expenses	694	1,024
Net loss from operations	(160)	(427)

Other income (loss):
Realized gain on sale of options	—	1
Unrealized gain (loss) on fair value adjustment for equity securities	4	(184)
Unrealized (loss) gain on fair value adjustment for warrants	(1)	1
Total other income (loss)	3	(182)
Net loss	$(157)	$(609)

Net loss:
Managing Member	$—	$—
Other Members	(157)	(609)
	$(157)	$(609)

Net loss per Limited Liability Company Unit - Other Members	$(0.04)	$(0.14)
Weighted average number of Units outstanding	4,274,486	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	4,274,486	$10,431	$—	$10,431
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(157)	—	(157)
Balance March 31, 2023	4,274,486	9,526	—	9,526

	Three Months Ended March 31, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	4,274,486	$13,335	$—	$13,335
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(609)	—	(609)
Balance March 31, 2022	4,274,486	11,978	—	11,978

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022
(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(157)	$(609)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	349	554
Loss on sales of operating lease assets	—	59
Amortization of initial direct costs	3	4
Provision (reversal of) for doubtful accounts	28	(2)
Realized gain on sale of options	—	(1)
Unrealized (gain) loss on fair value adjustment for equity securities	(4)	184
Unrealized loss (gain) on fair value adjustment for warrants	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	51	(12)
Due to/from Managing Members and affiliates	(16)	(5)
Prepaid expenses and other assets	3	3
Accounts payable, other	(21)	(56)
Unearned operating lease income	142	179
Net cash provided by operating activities	379	297

Investing activities:
Proceeds from sales of options	—	50
Proceeds from sales of lease assets	—	40
Principal payments received on notes receivable	—	30
Net cash provided by investing activities	—	120

Financing activities:
Repayments under non-recourse debt	(117)	(395)
Distributions to Other Members	(748)	(748)
Net cash used in financing activities	(865)	(1,143)

Net decrease in cash and cash equivalents	(486)	(726)
Cash and cash equivalents at beginning of period	5,340	4,804
Cash and cash equivalents at end of period	$4,854	$4,078

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$12	$27
Cash paid during period for taxes	$73	$181

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of March 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,274,486 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 5, Related party transactions). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2023, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States with activities in the United States.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $72 thousand and $68 thousand of investment securities as of March 31, 2023 and December 31, 2022, respectively. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company recorded unrealized gains of $4 thousand and unrealized losses of $184 thousand on investment securities with readily determinable fair values. There were no fair value adjustments on securities that do not have readily determinable values during the three months ended March 31, 2023 and 2022, and on a cumulative basis. There were neither impairment losses nor sale of securities during the three months ended March 31, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s portfolio of warrants were $107 thousand and $108 thousand, respectively. The Company recorded unrealized losses of $1 thousand and unrealized gains of $1 thousand on fair valuation of its warrants for the three months ended March 31, 2023 and 2022, respectively. There were no net exercises of warrants during the three months ended March 31, 2023 and 2022.

Options - short position

During the year ended December 31, 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Such deposits are insured up to $250 thousand. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees or borrowers in various industries related to equipment on operating lease contracts.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2022	Reclassifications	Expense	2023
Equipment under operating leases, net	$6,461	$—	$(349)	$6,112
Initial direct costs, net	35	—	(3)	32
Total	$6,496	$—	$(352)	$6,144

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $349 thousand and $554 thousand for the three months ended March 31, 2023 and 2022, respectively.

Total depreciation for three months ended March 31, 2022 included $34 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There was no additional depreciation recorded during the current quarter. In addition, there were no purchases of equipment and no impairment losses during the three months ended March 31, 2023 and 2022.

IDC amortization expense related to the Company’s operating leases totaled $3 thousand and $4 thousand for the three months ended March 31, 2023 and 2022, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance		Balance
	December 31,		March 31,
	2022	Additions	2023
Coal terminal	$5,000	$—	$5,000
Aviation	3,929	—	3,929
Railroad	3,334	—	3,334
Marine vessel	2,291	—	2,291
Construction	1,902	—	1,902
Materials handling	825	—	825
Trucks and trailers	86	—	86
Other	204	—	204
	17,571	—	17,571
Less accumulated depreciation	(11,110)	(349)	(11,459)
Total	$6,461	$(349)	$6,112

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both March 31, 2023 and December 31, 2022. There were no operating leases in non-accrual status at March 31, 2023 and December 31, 2022.

At March 31, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2023	$1,388
Year ending December 31, 2024	1,737
2025	452
2026	366
2027	295
Thereafter	96
$4,334

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of March 31, 2023, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2021	$2
Reversal of provision for doubtful accounts	(2)
Balance March 31, 2022	$—

Balance December 31, 2022	$8
Provision for doubtful accounts	28
Balance March 31, 2023	$36

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$90	$108
Asset management fees to Managing Member	77	94
	$167	$202

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2023 and 2022, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At March 31, 2023, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.97% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2023, gross operating lease rentals totaled approximately $1.1 million over the remaining lease terms; and the carrying value of the pledged assets is $1.9 million. The notes mature at various dates from 2024 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2023	$226	$31	$257
Year ending December 31, 2024	290	28	318
2025	159	19	178
2026	138	12	150
2027	96	6	102
Thereafter	87	2	89
	$996	$98	$1,094

7. Commitments and contingencies:

At March 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 4,274,486 Units were issued and outstanding at both March 31, 2023 and December 31, 2022, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2023	2022
Distributions	$748	$748
Weighted average number of Units outstanding	4,274,486	4,274,486
Weighted average distributions per Unit	$0.17	$0.17

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2023 and December 31, 2022, the Company’s warrants and investment in equity securities were measured at fair value on a recurring basis. There were no assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At March 31, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrant portfolio approximated $107 thousand and $108 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three months ended March 31, 2023 and 2022 and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Fair value of warrants at beginning of period	$108	$108
Unrealized loss on fair value adjustment for warrants	(1)	1
Fair value of warrants at end of period	$107	$109

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $25 thousand and $21 thousand at March 31, 2023 and December 31, 2022, respectively. Unrealized gains of $4 thousand and unrealized losses of $184 thousand were recorded on such securities during the three months ended March 31, 2023 and 2022, respectively.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2023 and December 31, 2022:

March 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	1.10 - 8.70 (4.80)
			Annualized volatility	41.92% - 83.00% (51.63%)

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	1.35 - 8.94 (5.04)
			Annualized volatility	41.18% - 83.00% (51.36%)

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

Investment in securities

The Company's purchased securities registered for public sale with readily determinable fair value are carried at fair value. These investment securities are valued based on their quoted market price.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,854	$4,854	$—	$—	$4,854
Investment in equity securities	25	25	—	—	25
Warrants, fair value	107	—	—	107	107
Financial liabilities:
Non-recourse debt	996	—	—	976	976

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,340	$5,340	$—	$—	$5,340
Investment in equity securities	21	21	—	—	21
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Non-recourse debt	1,113	—	—	1,077	1,077

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

Through March 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of March 31, 2023, a total of 4,274,486 Units were issued and outstanding.

Results of Operations

Three months ended March 31, 2023 versus three months ended March 31, 2022

The Company had net losses of $157 thousand and $609 thousand for the respective three months ended March 31, 2023 and 2022. The current quarter results reflect a decrease in totaling operating revenues partially offset by a reduction in total operating expenses and a favorable change in other income (loss) related to the Company’s investment securities and warrants.

Revenues

Total operating revenues declined by $63 thousand, or 11%, due to a decrease in operating lease revenue partially offset by the absence of losses realized on sales of operating lease assets, and an increase in other revenue.

Total operating lease revenues decreased by $134 thousand mainly due to lease run-off and the impact of lease asset sales since March 31, 2022. As a partial offset, the absence of lease asset sales during the current quarter resulted in a $59 thousand favorable variance as the prior year quarter included losses totaling $59 thousand from such sales activity. Moreover, during the current quarter, other income increased by $15 thousand primarily due to interest income from a newly opened certificate of deposit.

Expenses

Total operating expenses decreased by $330 thousand, or 32%, primarily due to decreases in depreciation expense and taxes on income and franchise fee.

Depreciation expense decreased by $205 thousand primarily due to portfolio run-off and disposition of lease assets since March 31, 2022; while taxes on income and franchise fees decreased by $119 thousand as the prior year period included a $161 thousand settlement of excise taxes related to prior year revenues generated by certain equipment.

Other income (loss)

During the three-month periods ended March 31, 2023 and 2022, the Company recorded other income of $3 thousand and other loss of $182 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. The favorable change in such other gains/losses was mostly attributable to an increase in the price of the Company’s publicly traded equity securities, which resulted in an unrealized gain of $4 thousand during the current period. By contrast, such equity securities experienced a significant price reduction during the prior year period, which resulted in an unrealized loss of $184.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.9 million and $5.3 million as of March 31, 2023 and December 31, 2022, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$379	$297
Investing activities	—	120
Financing activities	(865)	(1,143)
Net decrease in cash and cash equivalents	$(486)	$(726)

During the three months ended March 31, 2022, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the prior year period, the Company also received $50 thousand of proceeds from sales of options, $40 thousand of proceeds from sales of lease assets and/or early termination of notes receivable, and $30 thousand of principal payments on its investments in notes receivable. The Company’s notes receivable matured in 2022.

During the three months ended March 31, 2023 and 2022, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $748 thousand for each of the three-month periods ended March 31, 2023 and 2022; and repayments of non-recourse debt totaled $117 thousand and $395 thousand for the same respective periods. Cash was also used to pay invoices related to management fees and expenses, and other payables in both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2023.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2023, and paid through March 31, 2023. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2023 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – Feb 2023	Jan 2023 – Mar 2023	748				748		0.17	4,274,486

		$24,279		$—		$24,279		$6.27
Source of distributions
Lease and loan payments and sales proceeds received		$24,279	100.00%	$—	0.00%	$24,279	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$24,279	100.00%	$—	0.00%	$24,279	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022, and December 1, 2022 – February 28, 2023, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies since December 31, 2022.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

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