Form 10-Q
period 2023-06-30
ATEL 16, LLC
filed 2023-08-14
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2023

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

The number of Limited Liability Company Units outstanding as of July 31, 2023 was 4,273,986.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022
(In Thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$4,233	$5,340
Accounts receivable, net	80	128
Investment in equity securities	66	68
Warrants, fair value	106	108
Investment in equipment and leases, net	5,838	6,496
Prepaid expenses and other assets	1	7
Total assets	$10,324	$12,147

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$40	$57
Accrued distributions to Other Members	289	289
Other	61	92
Non-recourse debt	943	1,113
Unearned operating lease income	152	165
Total liabilities	1,485	1,716

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	8,839	10,431
Total Members’ capital	8,839	10,431
Total liabilities and Members’ capital	$10,324	$12,147

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$589	$608	$1,108	$1,261
Notes receivable interest income	—	2	—	5
Loss on sales of operating lease assets	—	(73)	—	(132)
Other revenue	12	1	27	1
Total operating revenues	601	538	1,135	1,135

Operating expenses:
Depreciation of operating lease assets	303	546	652	1,100
Asset management fees to Managing Member	77	80	154	174
Cost reimbursements to Managing Member and/or affiliates	67	103	157	211
Amortization of initial direct costs	3	4	6	8
Interest expense	11	18	23	38
Professional fees	27	101	96	133
Outside services	15	8	37	19
Taxes on income and franchise fees	12	12	62	181
Other expense	16	33	38	65
Total operating expenses	531	905	1,225	1,929
Net income (loss) from operations	70	(367)	(90)	(794)

Other income (loss):
Unrealized loss on fair value adjustment for equity securities	(6)	(72)	(2)	(256)
Unrealized (loss) gain on fair value adjustment for warrants	(1)	1	(2)	2
Realized gain on sale of options	—	—	—	1
Total other loss	(7)	(71)	(4)	(253)
Net income (loss)	$63	$(438)	$(94)	$(1,047)

Net income (loss):
Managing Member	$—	$—	$—	$—
Other Members	63	(438)	(94)	(1,047)
	$63	$(438)	$(94)	$(1,047)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.01	$(0.10)	$(0.02)	$(0.24)
Weighted average number of Units outstanding	4,274,470	4,274,486	4,274,478	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2023	4,274,486	$9,526	$—	$9,526
Repurchase of Units	(500)	(2)	—	(2)
Distributions to Other Members ($0.18 per Unit)	—	(748)	—	(748)
Net income	—	63	—	63
Balance June 30, 2023	4,273,986	8,839	—	8,839

	Six Months Ended June 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	4,274,486	$10,431	$—	$10,431
Repurchase of Units	(500)	(2)	—	(2)
Distributions to Other Members ($0.35 per Unit)	—	(1,496)	—	(1,496)
Net loss	—	(94)	—	(94)
Balance June 30, 2023	4,273,986	8,839	—	8,839

	Three Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2022	4,274,486	$11,978	$—	$11,978
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(438)	—	(438)
Balance June 30, 2022	4,274,486	10,792	—	10,792

	Six Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	4,274,486	$13,335	$—	$13,335
Distributions to Other Members ($0.35 per Unit)	—	(1,496)	—	(1,496)
Net loss	—	(1,047)	—	(1,047)
Balance June 30, 2022	4,274,486	10,792	—	10,792

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022
(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net loss	$(94)	$(1,047)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	652	1,100
Loss on sales of operating lease assets	—	132
Amortization of initial direct costs	6	8
(Reversal of) provision for doubtful accounts	(8)	38
Realized gain on sale of options	—	(1)
Unrealized loss on fair value adjustment for equity securities	2	256
Unrealized loss (gain) on fair value adjustment for warrants	2	(2)
Changes in operating assets and liabilities:
Accounts receivable	56	(53)
Prepaid expenses and other assets	6	8
Due to/from Managing Members and affiliates	(17)	(5)
Accounts payable, other	(31)	(65)
Unearned operating lease income	(13)	(5)
Net cash provided by operating activities	561	364

Investing activities:
Proceeds from sales of options	—	50
Proceeds from sales of lease assets	—	1,222
Principal payments received on notes receivable	—	51
Net cash provided by investing activities	—	1,323

Financing activities:
Repayments under non-recourse debt	(170)	(530)
Distributions to Other Members	(1,496)	(1,496)
Repurchases of Units	(2)	—
Net cash used in financing activities	(1,668)	(2,026)

Net decrease in cash and cash equivalents	(1,107)	(339)
Cash and cash equivalents at beginning of period	5,340	4,804
Cash and cash equivalents at end of period	$4,233	$4,465

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$23	$38
Cash paid during period for taxes	$72	$215

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$289	$289

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

As of June 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,273,986 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2023, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $66 thousand and $68 thousand of investment securities as of June 30, 2023 and December 31, 2022, respectively. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both June 30, 2023 and December 31, 2022. During the three months ended June 30, 2023 and 2022, the Company recorded unrealized losses of $6 thousand and $72 thousand on investment securities with readily determinable fair values. During the six months ended June 30, 2023 and 2022, the Company recorded unrealized losses of $2 thousand and $256 thousand on such securities. There were no fair value adjustments on securities that do not have readily determinable values during the three and six months ended June 30, 2023 and 2022, and on a cumulative basis. There were neither impairment losses nor sale of securities during the three and six months ended June 30, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s portfolio of warrants were $106 thousand and $108 thousand, respectively. The Company recorded unrealized losses of $1 thousand and unrealized gains of $1 thousand on fair valuation of its warrants for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded unrealized losses of $2 thousand and unrealized gains of $2 thousand, respectively. There were no net exercises of warrants during the three and six months ended June 30, 2023 and 2022.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	June 30,
	2022	Reclassifications	Expense	2023
Equipment under operating leases, net	$6,461	$—	$(652)	$5,809
Initial direct costs, net	35	—	(6)	29
Total	$6,496	$—	$(658)	$5,838

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $303 thousand and $546 thousand for the respective three months ended June 30, 2023 and 2022, and totaled $652 thousand and $1.1 million for the respective six months ended June 30, 2023 and 2022.

For the respective three months ended June 30, 2023 and 2022, total depreciation includes $7 thousand and $10 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. For the respective six months ended June 30, 2023 and 2022, such additional depreciation totaled $5 thousand and $44 thousand. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. In addition, there were no purchases of equipment and no impairment losses during the three and six months ended June 30, 2023 and 2022.

IDC amortization expense related to the Company’s operating leases totaled $3 thousand and $4 thousand for the respective three months ended June 30, 2023 and 2022, and $6 thousand and $8 thousand for the respective six months ended June 30, 2023 and 2022.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance		Balance
	December 31,		June 30,
	2022	Additions	2023
Coal terminal	$5,000	$—	$5,000
Aviation	3,929	—	3,929
Railroad	3,334	—	3,334
Marine vessel	2,291	—	2,291
Construction	1,902	—	1,902
Materials handling	825	—	825
Trucks and trailers	86	—	86
Other	204	—	204
	17,571	—	17,571
Less accumulated depreciation	(11,110)	(652)	(11,762)
Total	$6,461	$(652)	$5,809

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both June 30, 2023 and December 31, 2022. There were no operating leases in non-accrual status at June 30, 2023 and December 31, 2022.

At June 30, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2023	$1,026
Year ending December 31, 2024	1,737
2025	452
2026	366
2027	295
Thereafter	97
$3,973

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of June 30, 2023, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2021	$2
Provision for doubtful accounts	38
Balance June 30, 2022	$40

Balance December 31, 2022	$8
Reversal of provision for doubtful accounts	(8)
Balance June 30, 2023	$—

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$67	$103	$157	$211
Asset management fees to Managing Member	77	80	154	174
	$144	$183	$311	$385

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of June 30, 2023 and 2022, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At June 30, 2023, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.97% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2023, gross operating lease rentals totaled approximately $1.0 million over the remaining lease terms; and the carrying value of the pledged assets is $1.8 million. The notes mature at various dates from 2024 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2023	$173	$20	$193
Year ending December 31, 2024	290	28	318
2025	159	19	178
2026	138	12	150
2027	96	6	102
Thereafter	87	2	89
	$943	$87	$1,030

7. Commitments and contingencies:

At June 30, 2023, there were no commitments to purchase lease assets.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 4,273,986 Units and 4,274,486 were issued and outstanding at June 30, 2023 and December 31, 2022, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Distributions	$748	$748	$1,496	$1,496
Weighted average number of Units outstanding	4,274,470	4,274,486	4,274,478	4,274,486
Weighted average distributions per Unit	$0.18	$0.17	$0.35	$0.35

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

At June 30, 2023 and December 31, 2022, the Company’s warrants and investment in equity securities were measured at fair value on a recurring basis. There were no assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At June 30, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrant portfolio approximated $106 thousand and $108 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three and six months ended June 30, 2023 and 2022 and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fair value of warrants at beginning of period	$107	$109	$108	$108
Unrealized (loss) gain on fair value adjustment for warrants	(1)	1	(2)	2
Fair value of warrants at end of period	$106	$110	$106	$110

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $19 thousand and $21 thousand at June 30, 2023 and December 31, 2022, respectively. Unrealized losses of $6 thousand and $72 thousand were recorded during the respective three months ended June 30, 2023 and 2022. Unrealized losses of $2 thousand and $256 thousand were recorded during the respective six months ended June 30, 2023 and 2022.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2023 and December 31, 2022:

June 30, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.85 - 8.45 (4.55)
			Annualized volatility	41.87% - 83.00% (52.30%)

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	1.35 - 8.94 (5.04)
			Annualized volatility	41.18% - 83.00% (51.36%)

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

(Unaudited)

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guaranteed liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,233	$4,233	$—	$—	$4,233
Investment in equity securities	19	19	—	—	19
Warrants, fair value	106	—	—	106	106
Financial liabilities:
Non-recourse debt	943	—	—	912	912

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,340	$5,340	$—	$—	$5,340
Investment in equity securities	21	21	—	—	21
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Non-recourse debt	1,113	—	—	1,077	1,077

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

Through June 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.9 million (inclusive of the $500 initial Member’s capital investment), had been received. As of June 30, 2023, a total of 4,273,986 Units were issued and outstanding.

Results of Operations

Three months ended June 30, 2023 versus three months ended June 30, 2022

The Company had net gains of $63 thousand and net losses of $438 thousand for the respective three months ended June 30, 2023 and 2022. The current quarter results reflect an increase in total operating revenues and decreases in both total operating expenses and other loss related to the Company’s investment securities and warrants, as compared to the prior year period.

Revenues

Total operating revenues increased by $63 thousand, or 12%, was comprised of a decrease in realized losses on lease asset sales and an increase in other revenue partially offset by a decline in operating lease revenue.

The absence of lease asset sales during the current quarter resulted in a $73 thousand favorable variance as the prior year quarter included losses totaling $73 thousand from such sales activity. Other income increased by $11 thousand primarily due to interest income from a certificate of deposit opened during the first quarter of 2023. As a partial offset, operating lease revenue decreased by $19 thousand primarily due to lease run-off and the impact of lease asset sales since June 30, 2022.

Expenses

Total operating expenses decreased by $374 thousand, or 41%, primarily due to decreases in depreciation expense, professional fees and costs reimbursed to the Manager.

Depreciation expense decreased by $243 thousand primarily due to portfolio run-off and disposition of lease assets since June 30, 2022; while professional fees decreased by $74 thousand mainly due to timing differences in receipt of audit and tax related services and billings. In addition, costs reimbursed to the Manager decreased by $36 thousand due to lower allocated costs reflective of the Fund’s declining assets.

Other loss

During the three-month periods ended June 30, 2023 and 2022, the Company recorded other losses of $7 thousand and $71 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. The favorable change in such other loss was mostly attributable to the significant decline in the price of the Company's publicly traded securities during the prior year period, which resulted in losses of $72 thousand. The price of such securities has since steadied and has declined at a substantially lower rate during the current period.

Six months ended June 30, 2023 versus six months ended June 30, 2022

The Company had net losses of $94 thousand and $1.0 million for the respective six months ended June 30, 2023 and 2022. The results for the first half of 2023 reflect decreases in both total operating expenses and other loss related to the Company’s investment securities and warrants.

Revenues

Total operating revenues were virtually unchanged at $1.1 million for each of the six months ended June 30, 2023 and 2022. When compared to the prior year period at a detailed level, the most notable changes were a $132 thousand decrease in realized losses on lease asset sales coupled with a $26 thousand increase in other revenue, partially offset by a $153 thousand decline in operating lease revenue.

The absence of lease asset sales during the current period resulted in a $132 thousand favorable variance as the prior year period included losses of the same amount from such sales activity. Other income increased by $26 thousand primarily due to interest income from a certificate of deposit opened during the first quarter of 2023. As a partial offset, operating lease revenue decreased by $153 thousand primarily due to lease run-off and the impact of lease asset sales since June 30, 2022.

Expenses

Total operating expenses decreased by $704 thousand, or 36%, primarily due to decreases in depreciation expense, taxes on income and franchise fees, costs reimbursed to the Manager, professional fees, and other expense.

Depreciation expense decreased by $448 thousand primarily due to portfolio run-off and disposition of lease assets since June 30, 2022; while taxes on income and franchise fees decreased by $119 thousand as the prior year period included a $161 thousand settlement of excise taxes related to prior year revenue generated by certain equipment. Costs reimbursed to the Manager decreased by $54 primarily mainly due to lower allocated costs reflective of Fund’s declining assets. In addition, professional fees decreased by $37 thousand as a result of timing differences in receipt of services and billings, and other expenses decreased $27 thousand primarily due to lower bank charges, printing and postage costs.

Other loss

During the six-month periods ended June 30, 2023 and 2022, the Company recorded other loss of $4 thousand and $253 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. The favorable change in such other loss was mostly attributable to the significant decline in the price of the Company's publicly traded securities during the prior year period, which resulted in losses of $256 thousand. The price of such securities has since steadied and has declined at a substantially lower rate during the current period.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.2 million and $5.3 million as of June 30, 2023 and December 31, 2022, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$561	$364
Investing activities	—	1,323
Financing activities	(1,668)	(2,026)
Net decrease in cash and cash equivalents	$(1,107)	$(339)

During the six months ended June 30, 2023 and 2022, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the prior year period, the Company also received $1.2 million of proceeds from sales of lease assets, $51 thousand of principal payments on its investments in notes receivable, and $50 thousand of proceeds from sales of options. The Company’s notes receivable matured in 2022.

During the six months ended June 30, 2023 and 2022, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $1.5 million for each of the six-month periods ended June 30, 2023 and 2022; and repayments of non-recourse debt totaled $170 thousand and $530 thousand for the same respective periods. Cash was also used to pay invoices related to management fees and expenses, and other payables for both six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through June 30, 2023.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2023, and paid through June 30, 2023. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2023 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – May 2023	Jan 2023 – Jun 2023	1,496				1,496		0.35	4,274,478

		$25,027		$—		$25,027		$6.45
Source of distributions
Lease and loan payments and sales proceeds received		$25,027	100.00%	$—	0.00%	$25,027	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$25,027	100.00%	$—	0.00%	$25,027	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022, and December 1, 2022 – May 31, 2023, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2023, there were no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
June 30, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023

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