Form 10-K
period 2023-12-31
ATEL 16, LLC
filed 2024-03-21
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-55417

ATEL 16, LLC

(Exact name of registrant as specified in its charter)

California	90-0920813
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

505 Montgomery Street 7th Floor, San Francisco, California 94111

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

The number of Limited Liability Company Units outstanding as of February 29, 2024 was 4,271,656.

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

As of December 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,271,656 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2023, the Company had purchased equipment with a total acquisition price of $43.6 million. The Company had also funded investments in notes receivable totaling $7.6 million through December 31, 2023.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2023 and the industries to which the assets have been leased (dollars in thousands):

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

From inception through December 31, 2023, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Aviation	$6,831	$2,609	$6,831
Containers	6,804	1,717	5,763
Materials handling	6,237	3,018	5,092
Transportation	3,562	951	3,731
Manufacturing	1,242	814	1,092
Construction	799	452	513
Other	666	433	422
	$26,141	$9,994	$23,444

For further information regarding the Company’s equipment lease portfolio as of December 31, 2023, see Note 4, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2023 and the industries to which the assets have been financed (dollars in thousands):

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

From inception through December 31, 2023, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Early Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Research	$2,614	$349	$3,083
Manufacturing	1,000	—	1,258
Computers	350	—	437
Agriculture	300	42	326
Other	3,367	3,029	3,347
	$7,631	$3,420	$8,451

The Company had no notes receivable as of December 31, 2023 and 2022.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company's information security program is designed with the goal of maintaining the safety and security of its systems and data. The risk management program is designed to identify, assess, and mitigate risks across various aspects of the company, including financial, operational, regulatory, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. With the departure of the Company’s Chief Information Officer during the first half of 2023, the Company has engaged a third-party cybersecurity expert to assess the security of the Company’s systems and networks. In addition, the Company engaged a third-party vendor, along with an in-house system administrator, together the “IT Management”, to service the Company’s information systems.

The objective in managing cybersecurity risk is to avoid or minimize the impact of efforts to penetrate, disrupt or misuse Company systems or information. Cybersecurity helps to maintain an environment that encourages efficiency, innovation, and economic prosperity while promoting safety, security, business confidentiality, and privacy. IT Management is charged with cybersecurity and uses a layered approach to protect systems with ESET and Cylance.

IT Management uses a risk-based framework core consisting of cybersecurity activities, outcomes, and references that provide guidance for developing individual organizational profiles. IT Management is tasked with and shall:

●	Prioritize and scope. Identify organization objectives and priorities and determine the scope of systems and assets that support the selected business line or process.
●	Orient. Identify Information Systems and assets, regulatory requirements, and overall risk approach, identify threats to, and vulnerabilities of, those systems and assets.
●	Risk assessment. Identify the likelihood of a cybersecurity event and the impact on the organization. Consider emerging risks.
●	Target Profile. Create a Target Profile focusing on categories, subcategories, and desired cybersecurity outcomes.
●	Determine, Analyze, and Prioritize Gaps. Compare the Current Profile and the Target Profile to determine gaps and create a prioritized action plan to address those gaps.
●	Implement Action Plan. Determine actions to take and monitor against the Target Profile.

IT Management must also consider how the cybersecurity program might incorporate privacy principles such as:

●	Individual consent to the use of personal information
●	Collecting the minimum amount of personal information
●	Controls over the use and disclosure of personal information
●	Use and retention of personal information related to a cybersecurity incident
●	Transparency for certain cybersecurity activities
●	Accountability and auditing

IT Management ensures that the Company’s risks are properly monitored, managed and mitigated to the extent possible; and oversees the implementation and maintenance of formal strategies that govern information resources.

In addition, the Company has established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.

The Company also leverages internal and external auditors and independent external partners to periodically review its processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program. The Chief Operating Officer manages the Company’s IT and cybersecurity environment, which is reviewed at least semi-annually.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2023.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 178.4%, based on ATEL’s historical track record as of December 31, 2023.

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

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2023 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.31. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2023.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2023, and paid through December 31, 2023. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2023 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – Nov 2023	Jan 2023 – Dec 2023	2,991		—		2,991		0.70	4,273,518

		$26,522		$—		$26,522		$6.80
Source of distributions
Lease and loan payments and sales proceeds received		$26,522	100.00%	$—	0.00%	$26,522	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$26,522	100.00%	$—	0.00%	$26,522	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022 and December 1, 2022 – November 30, 2023, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2023, 4,271,656 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment is acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2021. The utilization percentage of existing assets under lease was 100% at both December 31, 2023 and 2022. The significant increase in utilization percentage was attributable to sales or re-lease of previously held off-lease equipment.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had a net loss of $61 thousand and net income of $88 thousand for the years ended December 31, 2023 and 2022, respectively. Compared to prior year, the results for 2023 reflect a decrease in operating revenues partially offset by decreases in operating expenses, and other loss related to the fair valuation of the Company’s investment securities and warrants.

Revenues

Total operating revenues decreased by $1.6 million, or 41%. Such decrease was attributable to an unfavorable change in other revenue, gains on sales of operating lease assets, and operating lease revenue.

Other revenue decreased by $909 thousand as the prior year included $871 thousand of insurance settlement proceeds related to a coal plant loading facility. Such coal plant is still fully functional and is currently under lease. Gain on sales of operating lease assets decreased by $419 thousand primarily due to the year over year decline in sales activity and a change in the mix of assets sold; while operating lease revenue declined by $262 thousand as a result of lease run-off and sales of lease assets.

Expenses

Total operating expenses declined by $1.2 million, or 34%, primarily due to reductions in depreciation expense, taxes on income and franchise fees, cost reimbursements to the Manager, asset management fees, professional fees and interest expense. Such reductions were partially offset by an increase in outside services.

Depreciation expenses decreased by $922 thousand primarily due to portfolio run-off and disposition of lease assets; while taxes on income and franchise fees decreased by $102 thousand as the prior year included a $161 thousand settlement of excise taxes related to prior year revenue generated by certain equipment. Costs reimbursed to the Manager decreased by $88 thousand primarily due to lower allocated costs reflective of Fund’s declining assets; while asset management fees to the Manager decreased by $37 thousand primarily due to the decline in managed assets and related revenue. In addition, professional fees declined by $34 thousand primarily due to lower audit and tax-related costs; while interest expense decreased by $24 thousand largely due to the scheduled run-off of the Fund’s borrowing under non-recourse debt. The aforementioned decreases were partially offset by a $46 thousand increase in outside services, which was primarily due to consulting fees associated with the implementation and maintenance of a new accounting software.

Other loss

During the years ended December 31, 2023 and 2022, the Company recorded other losses totaling $41 thousand and $286 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants. The favorable change in such other loss was mostly attributable to the significant decline in the price of the Company’s publicly traded securities during the prior year, which resulted in losses of $287 thousand, The price of such securities has since steadied and has declined at a substantially lower rate during the current year. In addition, during 2023, the Company recorded $33 thousand of unrealized losses related to the fair valuation of its warrants. Such unrealized loss related to adverse changes in prices of the underlying securities.

Capital Resources and Liquidity

At December 31, 2023 and 2022, the Company’s cash and cash equivalents totaled $3.2 million and $5.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decrease as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2023	2022
Net cash provided by (used in):
Operating activities	$1,191	$1,874
Investing activities	52	2,686
Financing activities	(3,345)	(4,024)
Net (decrease) increase in cash and cash equivalents	$(2,102)	$536

During the years ended December 31, 2023 and 2022, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts. In addition, during 2023, the Company received $40 thousand of proceeds from sales of lease assets and $12 thousand of proceeds from sales of equity securities. By comparison, during 2022, the Company received $2.5 million of proceeds from sales of lease assets, $101 thousand of principal payments on notes receivable, which have all been paid in full and terminated as of December 31, 2022, and $50 thousand of proceeds from sales of options.

During the years ended December 31, 2023 and 2022, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to Other Members totaled $3.0 million for each of the years ended December 31, 2023 and 2022; and cash used to repay non-recourse debt totaled $343 thousand and $1.0 million for 2023 and 2022, respectively. In addition, during the current year, the Company also repurchased Units at a cost of $11 thousand. There were no such repurchases in the prior year. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Non-Recourse Debt

As of December 31, 2023 and 2022, the Company had non-recourse long-term debt totaling $770 thousand and $1.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2023 and 2022, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2023. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 16, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”), as of December 31, 2023 and 2022, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2024

We have served as the Company’s auditor since 2013.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022
(In Thousands)

	2023	2022

ASSETS
Cash and cash equivalents	$3,238	$5,340
Accounts receivable, net	85	128
Investment in equity securities	48	68
Warrants, fair value	75	108
Investment in equipment and leases, net	5,234	6,496
Prepaid expenses and other assets	2	7
Total assets	$8,682	$12,147

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$39	$57
Accrued distributions to Other Members	288	289
Other	88	92
Non-recourse debt	770	1,113
Unearned operating lease income	129	165
Total liabilities	1,314	1,716

Commitments and contingencies (Note 8)

Members’ capital:
Managing Member	—	—
Other Members	7,368	10,431
Total Members’ capital	7,368	10,431
Total liabilities and Members’ capital	$8,682	$12,147

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In Thousands Except for Units and Per Unit Data)

	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$2,213	$2,475
Notes receivable interest income	—	5
Gain on sales of operating lease assets	40	459
Other revenue	44	953
Total operating revenues	2,297	3,892

Operating expenses:
Depreciation of operating lease assets	1,250	2,172
Asset management fees to Managing Member	307	344
Cost reimbursements to Managing Member and/or affiliates	291	379
Amortization of initial direct costs	12	15
Interest expense	42	66
Professional fees	182	216
Outside services	83	37
Taxes on income and franchise fees	93	195
Storage fees	—	14
Other expense	57	80
Total operating expenses	2,317	3,518
Net (loss) income from operations	(20)	374

Other gain (loss):
Gain on sale of equity securities	2	—
Unrealized loss on fair value adjustment for equity securities	(10)	(287)
Unrealized loss on fair value adjustment for warrants	(33)	—
Gain on sale of options	—	1
Total other loss	(41)	(286)
Net (loss) income	$(61)	$88

Net (loss) income:
Managing Member	$—	$—
Other Members	(61)	88
	$(61)	$88

Net (loss) income per Limited Liability Company Unit - Other Members	$(0.01)	$0.02
Weighted average number of Units outstanding	4,273,518	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In Thousands Except for Units and Per Unit Data)

	Year Ended December 31, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	4,274,486	$13,335	$—	$13,335
Distributions to Other Members ($0.70 per Unit)	—	(2,992)	—	(2,992)
Net income	—	88	—	88
Balance December 31, 2022	4,274,486	10,431	—	10,431
Repurchase of Units	(2,830)	(11)	—	(11)
Distributions to Other Members ($0.70 per Unit)	—	(2,991)	—	(2,991)
Net loss	—	(61)	—	(61)
Balance December 31, 2023	4,271,656	7,368	—	7,368

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In Thousands)

	2023	2022
Operating activities:
Net (loss) income	$(61)	$88
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets	(40)	(459)
Depreciation of operating lease assets	1,250	2,172
Amortization of initial direct costs	12	15
(Reversal of) provision for doubtful accounts	(7)	6
Gain on sales of equity securities	(2)	—
Gain on sales of options	—	(1)
Unrealized loss on fair value adjustment for equity securities	10	287
Unrealized loss on fair value adjustment for warrants	33	—
Changes in operating assets and liabilities:
Accounts receivable	49	(118)
Prepaid expenses and other assets	5	2
Due to/from Managing Members and affiliates	(18)	14
Accounts payable, other	(4)	(47)
Unearned operating lease income	(36)	(85)
Net cash provided by operating activities	1,191	1,874

Investing activities:
Proceeds from sales of lease assets	40	2,535
Proceeds from sales of equity securities	12	—
Principal payments received on notes receivable	—	101
Proceeds from sales of options	—	50
Net cash provided by investing activities	52	2,686

Financing activities:
Repayments under non-recourse debt	(343)	(1,032)
Distributions to Other Members	(2,991)	(2,992)
Repurchases of Units	(11)	—
Net cash used in financing activities	(3,345)	(4,024)

Net (decrease) increase in cash and cash equivalents	(2,102)	536
Cash and cash equivalents at beginning of year	5,340	4,804
Cash and cash equivalents at end of year	$3,238	$5,340

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$43	$75
Cash paid during year for taxes	$87	$217

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$288	$289

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

As of December 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,271,656 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2023 and 2022, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2023, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2023 and 2022 and as of December 31, 2023 and 2022, all of the Company’s current operating revenues and long-lived assets related to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $48 thousand and $68 thousand of investment securities as of December 31, 2023 and 2022, respectively. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company recorded $10 thousand and $287 thousand of unrealized losses on investment securities with readily determinable fair values. There were no fair value adjustments on securities that do not have readily determinable values during

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

2023 and 2022, and on a cumulative basis. There were no impairment losses on securities during 2023 and 2022. Securities with an approximate value of $10 thousand were sold during 2023. There was no such sale during the prior year.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of December 31, 2023 and 2022, the estimated fair value of the Company’s portfolio of warrants was $75 thousand and $108 thousand, respectively. During the year ended December 31, 2023, the Company recorded unrealized losses of $33 thousand. During the year ended December 31, 2022, fair value adjustments netted to zero. There were no net exercises of warrants during 2023 and 2022.

Options - short position

During the year ended December 31, 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options during the year ended December 31, 2022.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2023 and 2022, the related provision for state income taxes was approximately $87 thousand and $195 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Financial statement basis of net assets	$7,368	$10,431
Tax basis of net assets (unaudited)	11,675	14,563
Difference	$(4,307)	$(4,132)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net (loss) income per financial statements	$(61)	$88
Tax adjustments (unaudited):
Adjustment to depreciation expense	225	609
Provision for losses and doubtful accounts	(7)	6
Adjustments to revenues	(56)	(207)
Adjustments to gain on sales of assets	—	2,535
Other	14	155
Income per federal tax return (unaudited)	$115	$3,186

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2023	2022
Utilities	29%	28%
Transportation, air	21%	21%
Transportation, rail	19%	19%
Transportation, water	13%	13%
Construction	11%	11%

During 2023 and 2022, certain lessees and/or financial borrowers generated significant portion (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total
		Leasing and Lending
		Revenues
Lessee	Type of Equipment	2023	2022
AEP Generating Company	Facility - Other	28%	22%
Union Pacific Railroad Company	Railroad	17%	16%
Signature Flight Support Corporation	Aviation	15%	22%
Mosaic Fertilizer, LLC	Chemical	11%	* %

*Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	December 31,
	2022	Reclassifications	Expense	2023
Equipment under operating leases, net	$6,461	$—	$(1,250)	$5,211
Initial direct costs, net	35	—	(12)	23
Total	$6,496	$—	$(1,262)	$5,234

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.3 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

Total depreciation for 2023 and 2022 include $19 thousand and $69 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no purchases of equipment in 2023 and 2022. In addition, there were no impairment losses for the years ended December 31, 2023 and 2022.

IDC amortization expense related to the Company’s operating leases totaled $12 thousand and $15 thousand for 2023 and 2022, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	December 31,
	2022	Additions	Dispositions	2023
Coal terminal	$5,000	$—	$—	$5,000
Aviation	3,929	—	(71)	3,858
Railroad	3,334	—	—	3,334
Marine vessel	2,291	—	—	2,291
Construction	1,902	—	—	1,902
Materials handling	825	—	—	825
Trucks and trailers	86	—	—	86
Other	204	—	—	204
	17,571	—	(71)	17,500
Less accumulated depreciation	(11,110)	(1,250)	71	(12,289)
Total	$6,461	$(1,250)	$—	$5,211

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both December 31, 2023 and 2022. There were no operating leases in non-accrual status at December 31, 2023 and 2022.

At December 31, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2024	$1,737
2025	452
2026	365
2027	295
2028	97
$2,946

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of December 31, 2023, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

5. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2021	$2
Provision for doubtful accounts	6
Balance December 31, 2022	$8

Balance December 31, 2022	$8
Reversal of provision for doubtful accounts	(7)
Balance December 31, 2023	$1

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the years ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$291	$379
Asset management fees to Managing Member	307	344
	$598	$723

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

any liquidation proceeds or any party for the unpaid balance. As of December 31, 2023 and 2022, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7. Non-recourse debt:

At December 31, 2023, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.97% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2023, gross operating lease rentals totaled approximately $837 thousand over the remaining lease terms; and the carrying value of the pledged assets is $1.7 million. The notes mature at various dates from 2024 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2024	$290	28	318
2025	159	19	178
2026	138	12	150
2027	96	6	102
2028	87	2	89
	$770	$67	$837

8. Commitments and contingencies:

At December 31, 2023, there were no commitments to purchase lease assets.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

A total of 4,271,656 Units and 4,274,486 Units were issued and outstanding at December 31, 2023 and 2022, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	2023	2022
Distributions	$2,991	$2,992
Weighted average number of Units outstanding	4,273,518	4,274,486
Weighted average distributions per Unit	$0.70	$0.70

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

At December 31, 2023 and 2022, the Company’s warrants and investment in equity securities were measured on a recurring basis. There were no assets measured at fair value on a non-recurring basis at December 31, 2023 and 2022.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At December 31, 2023 and 2022, the calculated fair value of the Fund’s warrant portfolio was $75 thousand and $108 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the years ended December 31, 2023 and 2022 and classified as Level 3 are as follows (in thousands):

	2023	2022
Fair value of warrants at beginning of year	$108	$108
Unrealized loss on fair value adjustment for warrants	(33)	—
Fair value of warrants at end of year	$75	$108

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of securities was $1 thousand and $21 thousand at December 31, 2023 and 2022, respectively. Such valuations are classified within Level 1 of the valuation hierarchy. Unrealized losses of $10 thousand and $287 thousand were recorded during the respective years ended December 31, 2023 and 2022. The Company realized $2 thousand of gains from sales of equity securities during 2023. There were no such sales during 2022.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2023 and 2022:

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.35 - 7.94 (4.06)
			Annualized volatility	31.90% - 83.00% (43.19%)

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	1.35 - 8.94 (5.04)
			Annualized volatility	41.18% - 83.00% (51.36%)

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,238	$3,238	$—	$—	$3,238
Investment in equity securities	1	—	—	1	1
Warrants, fair value	75	—	—	75	75
Financial liabilities:
Non-recourse debt	770	—	—	750	750

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,340	$5,340	$—	$—	$5,340
Investment in equity securities	21	21	—	—	21
Warrants, fair value	108	—	—	108	108
Financial liabilities:
Non-recourse debt	1,113	—	—	1,077	1,077

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2023. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2023.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

Item 9B. OTHER INFORMATION

None.

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

Dean L. Cash, age 73, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 70, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2023.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2023 and 2022 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2023, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Financial Services, LLC	Initial Limited Liability	0.012%
	The Transamerica Pyramid	Company Units
	505 Montgomery Street, 7th Floor	50 Units ($500)
	San Francisco, CA 94111

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2023 and 2022, the Company incurred audit fees with its principal auditors totaling $109 thousand and $132 thousand, respectively. Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)	13
	Balance Sheets at December 31, 2023 and 2022	14
	Statements of Operations for the years ended December 31, 2023 and 2022	15
	Statements of Changes in Members’ Capital for the years ended December 31, 2023 and 2022	16
	Statements of Cash Flows for the years ended December 31, 2023 and 2022	17
	Notes to Financial Statements	18

2.	Financial Statement Schedules

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
(101.CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104) The cover page for the Company’s Annual Report on Form 10-K for the year ended
December 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2024

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Paritosh K. Choksi

/s/ Raymond A. Rigo	Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.