Form 10-Q
period 2024-03-31
ATEL 16, LLC
filed 2024-05-14
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2024

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

The number of Limited Liability Company Units outstanding as of April 30, 2024 was 4,271,656.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023
(In Thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Cash and cash equivalents	$2,799	$3,238
Accounts receivable, net	107	85
Investment in equity securities	48	48
Warrants, fair value	75	75
Investment in equipment and leases, net	4,949	5,234
Prepaid expenses and other assets	—	2
Total assets	$7,978	$8,682

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$31	$39
Accrued distributions to Other Members	288	288
Other	80	88
Non-recourse debt	682	770
Unearned operating lease income	268	129
Total liabilities	1,349	1,314

Commitments and contingencies (Note 7)

Members’ capital:
Managing Member	—	—
Other Members	6,629	7,368
Total Members’ capital	6,629	7,368
Total liabilities and Members’ capital	$7,978	$8,682

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$551	$519
Other revenue	7	15
Total operating revenues	558	534

Operating expenses:
Depreciation of operating lease assets	282	349
Asset management fees to Managing Member	77	77
Cost reimbursements to Managing Member and/or affiliates	80	90
Amortization of initial direct costs	3	3
Interest expense	8	12
Professional fees	40	69
Outside services	22	22
Taxes on income and franchise fees	13	50
Other expense	25	22
Total operating expenses	550	694
Net income (loss) from operations	8	(160)

Other income (loss):
Unrealized gain on fair value adjustment for equity securities	—	4
Unrealized loss on fair value adjustment for warrants	—	(1)
Total other income	—	3
Net income (loss)	$8	$(157)

Net income (loss):
Managing Member	$—	$—
Other Members	8	(157)
	$8	$(157)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.00	$(0.04)
Weighted average number of Units outstanding	4,271,656	4,274,486

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2023	4,271,656	$7,368	$—	$7,368
Distributions to Other Members ($0.17 per Unit)	—	(747)	—	(747)
Net income	—	8	—	8
Balance March 31, 2024	4,271,656	6,629	—	6,629

	Three Months Ended March 31, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	4,274,486	$10,431	$—	$10,431
Distributions to Other Members ($0.17 per Unit)	—	(748)	—	(748)
Net loss	—	(157)	—	(157)
Balance March 31, 2023	4,274,486	9,526	—	9,526

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023
(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income (loss)	$8	$(157)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	282	349
Amortization of initial direct costs	3	3
(Reversal of) provision for doubtful accounts	(1)	28
Unrealized gain on fair value adjustment for equity securities	—	(4)
Unrealized loss on fair value adjustment for warrants	—	1
Changes in operating assets and liabilities:
Accounts receivable	(21)	51
Prepaid expenses and other assets	2	(16)
Due to/from Managing Members and affiliates	(8)	3
Accounts payable, other	(8)	(21)
Unearned operating lease income	139	142
Net cash provided by operating activities	396	379

Financing activities:
Repayments under non-recourse debt	(88)	(117)
Distributions to Other Members	(747)	(748)
Net cash used in financing activities	(835)	(865)

Net decrease in cash and cash equivalents	(439)	(486)
Cash and cash equivalents at beginning of period	3,238	5,340
Cash and cash equivalents at end of period	$2,799	$4,854

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$8	$12
Cash paid during period for taxes	$16	$73

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$288	$289

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

As of March 31, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,271,656 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2024, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2024 and 2023, and as of March 31, 2024 and December 31, 2023, all of the Company’s current operating revenues and long-lived assets, respectively, relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $48 thousand of investment securities at both March 31, 2024 and December 31, 2023. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both March 31, 2024 and December 31, 2023. Unrealized gains or losses in the current period were deemed de minimis. During the three months ended March 31, 2023, the Company recorded unrealized gains of $4 thousand on investment securities with readily determinable fair values. There were no fair value adjustments on securities that do not have readily determinable values during the three months ended March 31, 2024 and 2023, and on a cumulative basis. There were neither impairment losses nor sale of securities during the three months ended March 31, 2024 and 2023.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s portfolio of warrants were both $75 thousand. The unrealized gains or losses on fair valuation of warrants for the three months ended March 31, 2024 were deemed de minimis. By comparison, an unrealized loss of $1 thousand was recorded for the three months ended March 31, 2023. There were no net exercises of warrants during the three months ended March 31, 2024 and 2023.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Recent accounting pronouncements:

In October 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates into the ASC certain incremental disclosure requirements introduced by the Securities and Exchange Commission (“SEC”) as part of its disclosure update and simplification initiative. The amendments in this update are intended to clarify or improve presentation and disclosure requirements around a variety of ASC Topics, improve entity comparability for users, and align ASC requirements with SEC regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. Early adoption is prohibited. The Company does not expect the issuance of this ASU to have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company is evaluating the future impact of the issuance of this ASU on its financial statements and disclosures.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2023	Reclassifications	Expense	2024
Equipment under operating leases, net	$5,211	$—	$(282)	$4,929
Initial direct costs, net	23	—	(3)	20
Total	$5,234	$—	$(285)	$4,949

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $282 thousand and $349 thousand for the respective three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, total depreciation includes $15 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. There was no additional depreciation recorded during the prior year period. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. In addition, there were no purchases of equipment and no impairment losses during the three months ended March 31, 2024 and 2023.

IDC amortization expense related to the Company’s operating leases was $3 thousand for both three months ended March 31, 2024 and 2023.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance		Balance
	December 31,		March 31,
	2023	Additions	2024
Coal terminal	$5,000	$—	$5,000
Aviation	3,858	—	3,858
Railroad	3,334	—	3,334
Marine vessel	2,291	—	2,291
Construction	1,902	—	1,902
Materials handling	825	—	825
Trucks and trailers	86	—	86
Other	204	—	204
	17,500	—	17,500
Less accumulated depreciation	(12,289)	(282)	(12,571)
Total	$5,211	$(282)	$4,929

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both March 31, 2024 and December 31, 2023. There were no operating leases in non-accrual status at March 31, 2024 and December 31, 2023.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2024, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2024	$1,108
Year ending December 31, 2025	452
2026	366
2027	295
2028	97
$2,318

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of March 31, 2024, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2022	$8
Provision for doubtful accounts	28
Balance March 31, 2023	$36

Balance December 31, 2023	$1
Reversal of provision for doubtful accounts	(1)
Balance March 31, 2024	$—

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Administrative costs reimbursed to Managing Member and/or affiliates	$80	$90
Asset management fees to Managing Member	77	77
	$157	$167

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2024 and 2023, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6. Non-recourse debt:

At March 31, 2024, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 3.97% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2024, gross operating lease rentals totaled approximately $741 thousand over the remaining lease terms; and the carrying value of the pledged assets is $1.6 million. The notes mature at various dates from 2024 to 2028.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2024	$202	$20	$222
Year ending December 31, 2025	159	19	178
2026	138	12	150
2027	96	6	102
2028	87	2	89
	$682	$59	$741

7. Commitments and contingencies:

At March 31, 2024, there were no commitments to purchase lease assets.

8. Members’ capital:

A total of 4,271,656 Units were issued and outstanding at both March 31, 2024 and December 31, 2023, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three months ended March 31, 2024 and 2023 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2024	2023
Distributions	$747	$748
Weighted average number of Units outstanding	4,271,656	4,274,486
Weighted average distributions per Unit	$0.17	$0.17

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2024 and December 31, 2023, the Company’s warrants and investment in equity securities were measured at fair value on a recurring basis. There were no assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At both March 31, 2024 and December 31, 2023, the calculated fair value of the Fund’s warrant portfolio approximated $75 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three months ended March 31, 2024 and 2023 and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Fair value of warrants at beginning of period	$75	$108
Unrealized loss on fair value adjustment for warrants	—	(1)
Fair value of warrants at end of period	$75	$107

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $1 thousand at both March 31, 2024 and December 31, 2023. Such valuations are classified within Level 1 of the valuation hierarchy. Unrealized gains or losses in the current period were deemed de minimis. Unrealized gains of $4 thousand were recorded during the three months ended March 31, 2023.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets was classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2024 and December 31, 2023:

March 31, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.10 - 7.69 (3.81)
			Annualized volatility	33.09% - 83.00% (42.42%)

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.35 - 7.94 (4.06)
			Annualized volatility	31.90% - 83.00% (43.19%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,799	$2,799	$—	$—	$2,799
Investment in equity securities	1	1	—	—	1
Warrants, fair value	75	—	—	75	75
Financial liabilities:
Non-recourse debt	682	—	—	660	660

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,238	$3,238	$—	$—	$3,238
Investment in equity securities	1	1	—	—	1
Warrants, fair value	75	—	—	75	75
Financial liabilities:
Non-recourse debt	770	—	—	750	750

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

Through March 31, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.8 million (inclusive of the $500 initial Member’s capital investment), had been received. As of March 31, 2024, a total of 4,271,656 Units were issued and outstanding.

Results of Operations

Three months ended March 31, 2024 versus three months ended March 31, 2023

The Company had net income of $8 thousand and a net loss of $157 thousand for the respective three months ended March 31, 2024 and 2023. The current quarter results primarily reflect an increase in total operating revenues and a reduction in total operating expenses when compared to the prior year period.

Revenues

The increase in total operating revenues totaled $24 thousand, or 4%, and was comprised of an increase in operating lease revenue partially offset by a decrease in other revenue.

Operating lease revenue increased by $32 thousand primarily due to the $28 thousand of provision for doubtful accounts recorded during the prior year period, which reduced the rental income during the period. There was no such provision during the current quarter. As a partial offset, other revenue decreased by $8 thousand due to the decline in interest earned on the Fund’s cash deposits.

Expenses

Total operating expenses decreased by $144 thousand, or 21%, primarily due to decreases in depreciation expense, taxes on income and franchise fees, and professional fees.

Depreciation expense decreased by $67 thousand primarily due to lease portfolio run-off; while taxes on income and franchise fees decreased by $37 thousand primarily due to lower estimated state tax liabilities. In addition, professional fees declined by $29 thousand primarily due to lower audit and tax preparation-related costs.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2.8 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$396	$379
Financing activities	(835)	(865)
Net decrease in cash and cash equivalents	$(439)	$(486)

During the three months ended March 31, 2024 and 2023, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts.

During the three months ended March 31, 2024 and 2023, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $747 thousand and $748 thousand for the three-month periods ended March 31, 2024 and 2023, respectively; and repayments of non-recourse debt totaled $88 thousand and $117 thousand for the same respective periods. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables for both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2024.

Cash distributions were paid by the Fund to Unitholders of record as of February 29, 2024, and paid through March 31, 2024. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2024 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – Nov 2023	Jan 2023 – Dec 2023	2,991		—		2,991		0.70	4,273,518
Dec 2023 – Feb 2024	Jan 2024 – Mar 2024	747		—		747		0.17	4,271,656

		$27,269		$—		$27,269		$6.97
Source of distributions
Lease and loan payments and sales proceeds received		$27,269	100.00%	$—	0.00%	$27,269	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$27,269	100.00%	$—	0.00%	$27,269	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022, and December 1, 2022 – November 30, 2023, and December 1, 2023 – February 29, 2024, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2024, there were no commitments to purchase lease assets.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies since December 31, 2023.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

.

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
March 31, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2024

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