Form 10-Q
period 2024-09-30
ATEL 16, LLC
filed 2024-11-14
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2024

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

The number of Limited Liability Company Units outstanding as of October 31, 2024 was 4,269,656.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(In Thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Cash and cash equivalents	$1,647	$3,238
Accounts receivable, net	56	85
Investment in equity securities	48	48
Warrants, fair value	78	75
Investment in equipment and leases, net	4,403	5,234
Prepaid expenses and other assets	3	2
Total assets	$6,235	$8,682

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$28	$39
Accrued distributions to Other Members	288	288
Other	76	88
Non-recourse debt	520	770
Unearned operating lease income	250	129
Total liabilities	1,162	1,314

Commitments and contingencies (Note 7)

Members’ capital:
Managing Member	—	—
Other Members	5,073	7,368
Total Members’ capital	5,073	7,368
Total liabilities and Members’ capital	$6,235	$8,682

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating revenues:
Operating lease revenue, net	$508	$545	$1,609	$1,653
Other revenue	12	7	24	34
Total operating revenues	520	552	1,633	1,687

Operating expenses:
Depreciation of operating lease assets	243	301	802	953
Asset management fees to Managing Member	76	77	229	231
Cost reimbursements to Managing Member and/or affiliates	92	74	236	231
Amortization of initial direct costs	1	3	7	9
Interest expense	7	10	22	33
Professional fees	27	86	185	182
Outside services	22	19	56	56
Taxes on income and franchise fees	12	12	83	74
Other expense	20	2	62	40
Total operating expenses	500	584	1,682	1,809
Net income (loss) from operations	20	(32)	(49)	(122)

Other income (loss):
Unrealized loss on fair value adjustment for equity securities	—	(8)	—	(10)
Unrealized gain (loss) on fair value adjustment for warrants	4	(4)	3	(6)
Total other income (loss)	4	(12)	3	(16)
Net income (loss)	$24	$(44)	$(46)	$(138)

Net income (loss):
Managing Member	$—	$—	$—	$—
Other Members	24	(44)	(46)	(138)
	$24	$(44)	$(46)	$(138)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.01	$(0.01)	$(0.01)	$(0.03)
Weighted average number of Units outstanding	4,269,656	4,273,530	4,270,970	4,274,158

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2024	4,269,656	$5,797	$—	$5,797
Distributions to Other Members ($0.18 per Unit)	—	(748)	—	(748)
Net income	—	24	—	24
Balance September 30, 2024	4,269,656	$5,073	$—	$5,073

	Nine Months Ended September 30, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2023	4,271,656	$7,368	$—	$7,368
Repurchase of Units	(2,000)	(7)	—	(7)
Distributions to Other Members ($0.52 per Unit)	—	(2,242)	—	(2,242)
Net loss	—	(46)	—	(46)
Balance September 30, 2024	4,269,656	$5,073	$—	$5,073

	Three Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2023	4,273,986	$8,839	$—	$8,839
Repurchase of Units	(2,330)	(9)	—	(9)
Distributions to Other Members ($0.18 per Unit)	—	(748)	—	(748)
Net loss	—	(44)	—	(44)
Balance September 30, 2023	4,271,656	$8,038	$—	$8,038

	Nine Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	4,274,486	$10,431	$—	$10,431
Repurchase of Units	(2,830)	(11)	—	(11)
Distributions to Other Members ($0.53 per Unit)	—	(2,244)	—	(2,244)
Net loss	—	(138)	—	(138)
Balance September 30, 2023	4,271,656	$8,038	$—	$8,038

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023
(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(46)	$(138)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	802	953
Amortization of initial direct costs	7	9
Provision for doubtful accounts	6	—
Unrealized loss on fair value adjustment for equity securities	—	10
Unrealized (gain) loss on fair value adjustment for warrants	(3)	6
Changes in operating assets and liabilities:
Accounts receivable	23	51
Prepaid expenses and other assets	(1)	3
Due to/from Managing Members and affiliates	(11)	(19)
Accounts payable, other	(12)	(18)
Accrued liabilities, affiliates	—	(1)
Unearned operating lease income	121	131
Net cash provided by operating activities	886	987

Investing activities:
Proceeds from sales of lease assets	22	—
Net cash provided by investing activities	22	—

Financing activities:
Repayments under non-recourse debt	(250)	(256)
Distributions to Other Members	(2,242)	(2,244)
Repurchases of Units	(7)	(11)
Net cash used in financing activities	(2,499)	(2,511)

Net decrease in cash and cash equivalents	(1,591)	(1,524)
Cash and cash equivalents at beginning of period	3,238	5,340
Cash and cash equivalents at end of period	$1,647	$3,816

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$22	$34
Cash paid during period for taxes	$96	$72

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$288	$288

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

As of September 30, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,269,656 Units were issued and outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2024, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023, all of the

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Company’s current operating revenues and long-lived assets, respectively, relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $48 thousand of investment securities at both September 30, 2024 and December 31, 2023. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024, unrealized gains and losses on securities with readily determinable values were deemed de minimis. During the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $8 thousand and $10 thousand on such securities. There were no fair value adjustments on securities that do not have readily determinable values during the three and nine months ended September 30, 2024 and 2023, and on a cumulative basis. There were neither impairment losses nor sale of securities during the three and nine months ended September 30, 2024 and 2023.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s portfolio of warrants was $78 thousand and $75 thousand, respectively. Unrealized gains of $4 thousand were recorded on fair valuation of warrants for the three months ended September 30, 2024 as compared to unrealized losses of $4 thousand for the three months ended September 30, 2023. Unrealized gains of $3 thousand were recorded on fair valuation of warrants for the nine months ended September 30, 2024 as compared to unrealized losses of $6 thousand for the nine months ended September 30, 2023. There were no net exercises of warrants during the three and nine months ended September 30, 2024 and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures – to enhance disclosures about significant segment expenses for public entities reporting segment information. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker (“CODM”), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for “other segment items”, reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) – Disaggregation of Income Statement Expenses, which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	September 30,
	2023	Reclassifications	Expense	2024
Equipment under operating leases, net	$5,211	$(22)	$(802)	$4,387
Initial direct costs, net	23	—	(7)	16
Total	$5,234	$(22)	$(809)	$4,403

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $243 thousand and $301 thousand for the respective three months ended September 30, 2024 and 2023, and totaled $802 thousand and $953 thousand for the respective nine months ended September 30, 2024 and 2023.

For the respective three and nine months ended September 30, 2024 and 2023, total depreciation includes additional depreciation recorded to reflect quarter- and year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such additional depreciation totaled $19 thousand and $6 thousand for the respective three months ended September 30, 2024 and 2023, and $51 thousand and $11 thousand for the respective nine months ended September 30, 2024 and 2023. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. In addition, there were no purchases of equipment and no impairment losses during the three and nine months ended September 30, 2024 and 2023.

IDC amortization expense related to the Company’s operating leases totaled $1 thousand and $3 thousand for the respective three months ended September 30, 2024 and 2023, and $7 thousand and $9 thousand for the respective nine months ended September 30, 2024 and 2023.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	September 30,
	2023	Additions	Dispositions	2024
Coal terminal	$5,000	$—	$—	$5,000
Aviation	3,858	—	—	3,858
Railroad	3,334	—	—	3,334
Marine vessel	2,291	—	—	2,291
Construction	1,902	—	—	1,902
Materials handling	825	—	(25)	800
Trucks and trailers	86	—	—	86
Other	204	—	(71)	133
	17,500	—	(96)	17,404
Less accumulated depreciation	(12,289)	(802)	74	(13,017)
Total	$5,211	$(802)	$(22)	$4,387

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both September 30, 2024 and December 31, 2023. There were no operating leases in non-accrual status at September 30, 2024 and December 31, 2023.

At September 30, 2024, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2024	$198
Year ending December 31, 2025	452
2026	366
2027	295
2028	97
$1,408

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of September 30, 2024, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2022	$8
Provision for doubtful accounts	—
Balance September 30, 2023	$8

Balance December 31, 2023	$1
Provision for doubtful accounts	6
Balance September 30, 2024	$7

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Administrative costs reimbursed to Managing Member and/or affiliates	$92	$74	$236	$231
Asset management fees to Managing Member	76	77	229	231
	$168	$151	$465	$462

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2024 and 2023, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6. Non-recourse debt:

At September 30, 2024, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.66% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2024, gross operating lease rentals totaled approximately $565 thousand over the remaining lease terms; and the carrying value of the pledged assets is $867 thousand. The notes mature at various dates from 2025 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2024	$40	$6	$46
Year ending December 31, 2025	159	19	178
2026	138	12	150
2027	96	6	102
2028	87	2	89
	$520	$45	$565

7. Commitments and contingencies:

At September 30, 2024, there were no commitments to purchase lease assets.

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

8. Members’ capital:

A total of 4,269,656 and 4,271,656 Units were issued and outstanding at September 30, 2024 and December 31, 2023, respectively. These amounts are inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Distributions	$748	$748	$2,242	$2,244
Weighted average number of Units outstanding	4,269,656	4,273,530	4,270,970	4,274,158
Weighted average distributions per Unit	$0.18	$0.18	$0.52	$0.53

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

At September 30, 2024 and December 31, 2023, the Company’s warrants and investment in equity securities were measured at fair value on a recurring basis. There were no assets measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At September 30, 2024 and December 31, 2023, the calculated fair value of the Fund’s warrant portfolio was $78 thousand and $75 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2024 and 2023 and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fair value of warrants at beginning of period	$74	$106	$75	$108
Unrealized gain (loss) on fair value adjustment for warrants	4	(4)	3	(6)
Fair value of warrants at end of period	$78	$102	$78	$102

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $1 thousand at both September 30, 2024 and December 31, 2023. Such valuations are classified within Level 1 of the valuation hierarchy. Unrealized gains and losses for the three and nine months ended September 30, 2024 were deemed de minimis. Unrealized losses of $8 thousand and $10 thousand were recorded during the respective three and nine months ended September 30, 2023.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2024 and December 31, 2023:

September 30, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.90 - 7.19 (3.27)
			Annualized volatility	41.55% - 83.00% (48.96%)

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.35 - 7.94 (4.06)
			Annualized volatility	31.90% - 83.00% (43.19%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,647	$1,647	$—	$—	$1,647
Investment in equity securities	1	1	—	—	1
Warrants, fair value	78	—	—	78	78
Financial liabilities:
Non-recourse debt	520	—	—	510	510

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,238	$3,238	$—	$—	$3,238
Investment in equity securities	1	1	—	—	1
Warrants, fair value	75	—	—	75	75
Financial liabilities:
Non-recourse debt	770	—	—	750	750

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

Through September 30, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.8 million (inclusive of the $500 initial Member’s capital investment), had been received. As of September 30, 2024, a total of 4,269,656 Units were issued and outstanding.

Results of Operations

Three months ended September 30, 2024 versus three months ended September 30, 2023

The Company had net income of $24 thousand and a net loss of $44 thousand for the respective three months ended September 30, 2024 and 2023. Compared to the prior year quarter, the results for the third quarter of 2024 primarily reflect a decrease in total operating expenses and a favorable change in other gains and losses related to the fair valuation of the Fund’s equity securities and warrants offset, in part, by a decline in total operating revenues.

Revenues

Total operating revenues decreased by $32 thousand, or 6%, primarily due to a $37 thousand decrease in operating lease revenues partially offset by a $5 thousand increase in other income. The decrease in operating lease revenues was mostly related to a $37 thousand decline in revenues from leases under month-to-month contracts. Offsetting such decrease in revenues was a $5 thousand gain in other income related to interest earned on certain cash deposits.

Expenses

Total operating expenses decreased by $84 thousand, or 14%, primarily due to decreases in professional fees and depreciation expense offset, in part, by increases in cost reimbursements and other expense.

Professional fees decreased by $59 thousand due to lower audit and tax preparation fees attributable to timing differences in receipt of services and billings, and depreciation expense decreased by $58 thousand due to lease run-off and dispositions since September 30, 2023. These decreases in expenses were partially offset by an $18 thousand increase in cost reimbursements to the Managing Member, which was attributable to allocated severance related payments, and an $18 thousand increase in other expense, which was primarily a result of increased bank charges.

Other income

During the three months ended September 30, 2024 and 2023, the Company recorded other income totaling $4 thousand and other loss totaling $12 thousand, respectively, to reflect unrealized gains and losses on the fair valuation of the Fund’s investment securities and warrants portfolio. Other income recorded during the current period all relates to unrealized gains on the Fund’s warrant positions. In contrast, the prior year period other loss reflects an $8 thousand unrealized loss related to the Fund’s equity securities and $4 thousand of unrealized losses related to its warrant positions, both due to adverse changes in prices of the underlying securities.

Nine months ended September 30, 2024 versus nine months ended September 30, 2023

The Company had net losses of $46 thousand and $138 thousand for the respective nine months ended September 30, 2024 and 2023. Compared to the prior year period, the results for the first nine months of 2024 reflect a decrease in total operating expenses and a favorable change in other gains and losses related to the fair valuation of the Fund’s equity securities and warrants offset, in part, by a decline in total operating revenues.

Revenues

Total operating revenues decreased by $54 thousand, or 3%, primarily due to a $44 thousand decrease in operating lease income and a $10 thousand reduction in other income. The decline in operating lease income was related to a $37 thousand reduction in revenues from leases under month-to-month contracts coupled with a $7 thousand increase in provision for doubtful accounts. The decline in other income was mostly related to a reduction in interest income earned on certain cash deposits.

Expenses

Total operating expenses decreased by $127 thousand, or 7%, primarily due to decreases in depreciation expense and interest expense. This was offset by increases in other expense and taxes on income and franchise fees.

Depreciation expense decreased by $151 thousand primarily due to portfolio run-off. Such decrease was net of a $40 thousand increase in additional depreciation recorded to reflect year-to-date changes in the estimated residual value of certain equipment generating revenue under month-to-month extensions. Interest expense decreased by due to the scheduled amortization of the Company’s notes payable.

In addition, other expense increased by $22 thousand due to increases in bank charges and miscellaneous pass-through related costs. Taxes on income and franchise taxes increased by $9 thousand, mainly due to prior year related penalties paid.

Other income

During the nine months ended September 30, 2024 and 2023, the Company recorded other income totaling $3 thousand and other loss totaling $16 thousand, respectively, to reflect unrealized gains and losses on the fair valuation of the Fund’s investment securities and warrants portfolio. Other income recorded during the current period all relates to unrealized gains on the Fund’s warrant positions. By comparison, the prior year period other loss reflects a $10 thousand of unrealized loss related to the Fund’s equity securities and $6 thousand of unrealized losses related to its warrant positions, both due to adverse changes in prices of the underlying securities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $1.6 million and $3.2 million as of September 30, 2024 and December 31, 2023, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$886	$987
Investing activities	22	—
Financing activities	(2,499)	(2,511)
Net decrease in cash and cash equivalents	$(1,591)	$(1,524)

During the nine months ended September 30, 2024 and 2023, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the nine months ended September 30, 2024, the Company received $22 thousand of proceeds from the sale of lease assets. There were no such sales during the prior year period.

During the nine months ended September 30, 2024 and 2023, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $2.2 million for each of the nine-month periods ended September 30, 2024 and 2023. Repayments of non-recourse debt totaled $250 thousand and $256 thousand for the same respective periods. Units repurchased amounted to $7 thousand for the nine months ended September 30, 2024, compared to $11 thousand for the prior year nine-month period. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables for both nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2024.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2024, and paid through September 30, 2024. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2024 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – Nov 2023	Jan 2023 – Dec 2023	2,991				2,991		0.70	4,274,158
Dec 2023 – Aug 2024	Jan 2024 – Sep 2024	2,242				2,242		0.53	4,270,970

		$28,764		$—		$28,764		$7.33
Source of distributions
Lease and loan payments and sales proceeds received		$28,764	100.00%	$—	0.00%	$28,764	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$28,764	100.00%	$—	0.00%	$28,764	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022, and December 1, 2022 – November 30, 2023, and December 1, 2023 – August 31, 2024, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2024, there were no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024

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