Form 10-K
period 2024-12-31
ATEL 16, LLC
filed 2025-03-19
CIK 1575048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2024

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

The number of Limited Liability Company Units outstanding as of February 28, 2025 was 4,264,386.

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

As of December 31, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,265,386 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2024, the Company had purchased equipment with a total acquisition price of $43.6 million. The Company had also funded investments in notes receivable totaling $7.6 million through December 31, 2024.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, most of which is currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2024 and the industries to which the assets have been leased (dollars in thousands):

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

From inception through December 31, 2024, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Aviation	$6,831	$2,609	$6,831
Containers	6,803	1,717	5,763
Transportation	6,237	3,018	5,092
Materials handling	3,745	991	3,880
Manufacturing	1,243	814	1,092
Construction	799	452	513
Other	737	450	486
	$26,395	$10,051	$23,657

For further information regarding the Company’s equipment lease portfolio as of December 31, 2024, see Note 4, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2024 and the industries to which the assets have been financed (dollars in thousands):

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

From inception through December 31, 2024, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Early Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Research	$2,614	$349	$3,083
Manufacturing	1,000	—	1,258
Computers	350	—	437
Agriculture	300	42	326
Other	3,367	3,029	3,347
	$7,631	$3,420	$8,451

The Company had no notes receivable as of December 31, 2024 and 2023.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2024.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 193.7%, based on ATEL’s historical track record as of December 31, 2024.

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

ATEL 16, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 16, LLC at December 31, 2024 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.22. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 16, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 16, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2024.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2024, and paid through December 31, 2024. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2024 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – Nov 2023	Jan 2023 – Dec 2023	2,991		—		2,991		0.70	4,273,518
Dec 2023 – Nov 2024	Jan 2024 – Dec 2024	2,989		—		2,989		0.70	4,270,319

		$29,511		$—		$29,511		$7.50
Source of distributions
Lease and loan payments and sales proceeds received		$29,511	100.00%	$—	0.00%	$29,511	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$29,511	100.00%	$—	0.00%	$29,511	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022, December 1, 2022 – November 30, 2023 and December 1, 2023 – November 30, 2024, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of March 6, 2014, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2014. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on June 19, 2014, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on November 5, 2015. As of December 31, 2024, 4,265,386 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment is acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2014 through 2021. The utilization percentage of existing assets under lease was 100% at both December 31, 2024 and 2023. The significant increase in utilization percentage was attributable to sales or re-lease of previously held off-lease equipment.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had net income of $162 thousand and a net loss of $61 thousand for the years ended December 31, 2024 and 2023, respectively. Compared to prior year, the results for 2024 reflect a decrease in operating revenues, which was more than offset by a decline in operating expenses and a favorable change in the fair valuation of the Company’s investment securities and warrants.

Revenues

Total operating revenues decreased by $84 thousand, or 4%. Such decrease was attributable to an unfavorable change in net gains and losses on sales of operating lease asset and decreases in both operating lease revenue and other revenue.

The unfavorable change in net gains and losses on sales of operating lease assets totaled $50 thousand and was primarily due to the change in the mix of assets sold. Operating lease revenue declined by $20 thousand due to lease run-off and sales of lease assets, and other revenue decreased by $14 thousand mainly due to a decrease in interest earned on certain cash deposits.

Expenses

Total operating expenses declined by $235 thousand, or 10%, primarily due to reductions in depreciation expense, interest expense and cost reimbursements to the Manager. Such reductions were partially offset by an increase in professional fees.

Depreciation expense decreased by $241 thousand primarily due to portfolio run-off and disposition of lease assets. Such decrease was net of an $83 thousand increase in additional depreciation recorded to reflect year-to-date changes in the estimated residual value of certain equipment generating revenue under month-to-month extensions. Interest expense decreased by $14 thousand due to the scheduled run-off of the Fund’s borrowing under non-recourse debt, while costs reimbursed to the Manager decreased by $12 thousand primarily due to lower allocated costs reflective of the Fund’s declining assets. These decreases in expenses were partially offset by a $35 thousand increase in professional fees mainly resulting from increased legal and audit costs attributable to timing differences in receipt of services and billings.

Other income (loss)

During the years ended December 31, 2024 and 2023, the Company recorded other income totaling $31 thousand and other loss of $41 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants. Other income recorded during the current year all relates to unrealized gains on the Fund’s warrant positions. In contrast, the prior year other loss primarily reflects $33 thousand of unrealized losses on the Fund’s warrant positions and a $10 thousand loss related to the Fund’s equity securities, both due to adverse changes in prices of the securities underlying such positions.

Capital Resources and Liquidity

At December 31, 2024 and 2023, the Company’s cash and cash equivalents totaled $1.2 million and $3.2 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decrease as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2024	2023
Net cash provided by (used in):
Operating activities	$1,169	$1,191
Investing activities	57	52
Financing activities	(3,300)	(3,345)
Net decrease in cash and cash equivalents	$(2,074)	$(2,102)

During the years ended December 31, 2024 and 2023, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts. In addition, during 2024 and 2023, the Company received $57 thousand and $40 thousand, respectively, of proceeds from sales of lease assets. During 2023, the Company received $12 thousand of proceeds from sales of equity securities. There were no such sales in the current year.

During the years ended December 31, 2024 and 2023, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to Other Members totaled $3.0 million for each of the years ended December 31, 2024 and 2023; and cash used to repay non-recourse debt totaled $290 thousand and $343 thousand for 2024 and 2023, respectively. In addition, during 2024 and 2023, the Company also repurchased Units at a cost of $21 thousand and $11 thousand, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Non-Recourse Debt

As of December 31, 2024 and 2023, the Company had non-recourse long-term debt totaling $480 thousand and $770 thousand, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2024 and 2023, the Company had no long-term debt other than described above as non-recourse long-term debt.

Distributions

The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been consistently made through December 31, 2024. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2024, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 16, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 16, LLC (the “Company”), as of December 31, 2024 and 2023, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 19, 2025

We have served as the Company’s auditor since 2013.

ATEL 16, LLC

BALANCE SHEETS

DECEMBER 31, 2024 AND 2023
(In Thousands)

	2024	2023

ASSETS
Cash and cash equivalents	$1,164	$3,238
Accounts receivable, net	28	85
Investment in equity securities	48	48
Warrants, fair value	106	75
Investment in equipment and leases, net	4,148	5,234
Prepaid expenses and other assets	2	2
Total assets	$5,496	$8,682

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$31	$39
Accrued distributions to Other Members	288	288
Other	95	88
Non-recourse debt	480	770
Unearned operating lease income	82	129
Total liabilities	976	1,314

Commitments and contingencies (Note 8)

Members’ capital:
Managing Member	—	—
Other Members	4,520	7,368
Total Members’ capital	4,520	7,368
Total liabilities and Members’ capital	$5,496	$8,682

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(In Thousands Except for Units and Per Unit Data)

	2024	2023
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$2,193	$2,213
(Loss) gain on sales of operating lease assets	(10)	40
Other revenue	30	44
Total operating revenues	2,213	2,297

Operating expenses:
Depreciation of operating lease assets	1,009	1,250
Asset management fees to Managing Member	305	307
Cost reimbursements to Managing Member and/or affiliates	279	291
Amortization of initial direct costs	10	12
Interest expense	28	42
Professional fees	217	182
Outside services	76	83
Taxes on income and franchise fees	94	93
Other expense	64	57
Total operating expenses	2,082	2,317
Net income (loss) from operations	131	(20)

Other income (loss):
Gain on sale of equity securities	—	2
Unrealized loss on fair value adjustment for equity securities	—	(10)
Unrealized gain (loss) on fair value adjustment for warrants	31	(33)
Total other income (loss)	31	(41)
Net income (loss)	$162	$(61)

Net income (loss):
Managing Member	$—	$—
Other Members	162	(61)
	$162	$(61)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.04	$(0.01)
Weighted average number of Units outstanding	4,270,319	4,273,518

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(In Thousands Except for Units and Per Unit Data)

	Year Ended December 31, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	4,274,486	$10,431	$—	$10,431
Repurchase of Units	(2,830)	(11)	—	(11)
Distributions to Other Members ($0.70 per Unit)	—	(2,991)	—	(2,991)
Net loss	—	(61)	—	(61)
Balance December 31, 2023	4,271,656	7,368	—	7,368
Repurchase of Units	(6,270)	(21)	—	(21)
Distributions to Other Members ($0.70 per Unit)	—	(2,989)	—	(2,989)
Net income	—	162	—	162
Balance December 31, 2024	4,265,386	$4,520	$—	$4,520

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(In Thousands)

	2024	2023
Operating activities:
Net income (loss)	$162	$(61)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on sales of operating lease assets	10	(40)
Depreciation of operating lease assets	1,009	1,250
Amortization of initial direct costs	10	12
Reversal of provision for doubtful accounts	(1)	(7)
Gain on sales of equity securities	—	(2)
Unrealized loss on fair value adjustment for equity securities	—	10
Unrealized (gain) loss on fair value adjustment for warrants	(31)	33
Changes in operating assets and liabilities:
Accounts receivable	58	49
Prepaid expenses and other assets	—	5
Due to/from Managing Members and affiliates	(8)	(18)
Accounts payable, other	7	(4)
Unearned operating lease income	(47)	(36)
Net cash provided by operating activities	1,169	1,191

Investing activities:
Proceeds from sales of lease assets	57	40
Proceeds from sales of equity securities	—	12
Net cash provided by investing activities	57	52

Financing activities:
Repayments under non-recourse debt	(290)	(343)
Distributions to Other Members	(2,989)	(2,991)
Repurchases of Units	(21)	(11)
Net cash used in financing activities	(3,300)	(3,345)

Net decrease in cash and cash equivalents	(2,074)	(2,102)
Cash and cash equivalents at beginning of year	3,238	5,340
Cash and cash equivalents at end of year	$1,164	$3,238

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$28	$43
Cash paid during year for taxes	$96	$87

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$288	$288

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

As of December 31, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,265,386 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2024 and 2023, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2024, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

The Company’s chief operating decision makers (“CODM”) are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The CODM are presented with the Fund’s financial statements and equipment leasing transaction portfolio in order to evaluate revenues and expenses, and assess the Fund’s overall return. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the CODM do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2024 and 2023 and as of December 31, 2024 and 2023, all of the Company’s current operating revenues and long-lived assets related to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $48 thousand of

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

investment securities at both December 31, 2024 and 2023. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both December 31, 2024 and 2023. During 2024, unrealized gains and losses on securities with readily determinable fair values were deemed de minimis. During 2023, the Company recorded $10 thousand of unrealized losses on such securities. There were no fair value adjustments on securities that do not have readily determinable values during 2024 and 2023, and on a cumulative basis. There were no impairment losses on securities during 2024 and 2023. Securities with an approximate value of $10 thousand were sold during 2023. There was no such sale during the current year.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of December 31, 2024 and 2023, the estimated fair value of the Company’s portfolio of warrants was $106 thousand and $75 thousand, respectively. The Company recorded unrealized gains of $31 thousand on the fair valuation of it’s warrants during the year ended December 31, 2024 as compared to unrealized losses of $33 thousand during the prior year. There were no net exercises of warrants during 2024 and 2023.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2024 and 2023, the related provision for state income taxes was approximately $94 thousand and $93 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2024 and 2023 as follows (in thousands):

	2024	2023
Financial statement basis of net assets	$4,520	$7,368
Tax basis of net assets (unaudited)	8,853	11,675
Difference	$(4,333)	$(4,307)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net income (loss) per financial statements	$162	$(61)
Tax adjustments (unaudited):
Adjustment to depreciation expense	82	225
Provision for losses and doubtful accounts	(1)	(7)
Adjustments to revenues	(79)	(56)
Adjustments to gain on sales of assets	20	—
Other	86	14
Income per federal tax return (unaudited)	$270	$115

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures – to enhance disclosures about significant segment expenses for public entities reporting segment information. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker (“CODM”), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for “other segment items”, reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company has evaluated the disclosure requirements of this update and have presented these enhancements in Note 2 – Summary of significant accounting policies, Segment reporting.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2024	2023
Utilities	29%	29%
Transportation, air	21%	21%
Transportation, rail	19%	19%
Transportation, water	13%	13%
Construction	11%	11%

During 2024 and 2023, certain lessees and/or financial borrowers generated significant portion (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total
		Leasing and Lending
		Revenues
Lessee	Type of Equipment	2024	2023
AEP Generating Company	Facility - Other	29%	28%
Union Pacific Railroad Company	Railroad	17%	17%
Signature Flight Support Corporation	Aviation	15%	15%
Mosaic Fertilizer, LLC	Chemical	11%	11%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	December 31,
	2023	Reclassifications	Expense	2024
Equipment under operating leases, net	$5,211	$(67)	$(1,009)	$4,135
Initial direct costs, net	23	—	(10)	13
Total	$5,234	$(67)	$(1,019)	$4,148

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.0 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

Total depreciation for 2024 and 2023 include $102 thousand and $19 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no purchases of equipment in 2024 and 2023. In addition, there were no impairment losses for the years ended December 31, 2024 and 2023.

IDC amortization expense related to the Company’s operating leases totaled $10 thousand and $12 thousand for 2024 and 2023, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	December 31,
	2023	Additions	Dispositions	2024
Coal terminal	$5,000	$—	$—	$5,000
Aviation	3,858	—	—	3,858
Railroad	3,334	—	—	3,334
Marine vessel	2,291	—	—	2,291
Construction	1,902	—	—	1,902
Materials handling	825	—	(183)	642
Trucks and trailers	86	—	—	86
Other	204	—	(71)	133
	17,500	—	(254)	17,246
Less accumulated depreciation	(12,289)	(1,009)	187	(13,111)
Total	$5,211	$(1,009)	$(67)	$4,135

The average estimated residual value for assets on operating leases was 19% and 20% of the assets’ original cost at December 31, 2024 and 2023, respectively. There were no operating leases in non-accrual status at December 31, 2024 and 2023.

At December 31, 2024, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2025	$834
2026	747
2027	676
2028	480
2029	359
2030	345
$3,441

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of December 31, 2024, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

5. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2022	$8
Reversal of provision for doubtful accounts	(7)
Balance December 31, 2023	$1

Balance December 31, 2023	$1
Reversal of provision for doubtful accounts	(1)
Balance December 31, 2024	$—

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the years ended December 31, 2024 and 2023 as follows (in thousands):

	2024	2023
Administrative costs reimbursed to Managing Member and/or affiliates	$279	$291
Asset management fees to Managing Member	305	307
	$584	$598

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

any liquidation proceeds or any party for the unpaid balance. As of December 31, 2024 and 2023, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7. Non-recourse debt:

At December 31, 2024, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.65% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2024, gross operating lease rentals totaled approximately $519 thousand over the remaining lease terms; and the carrying value of the pledged assets is $830 thousand. The notes mature at various dates from 2025 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2025	$159	19	178
2026	138	12	150
2027	96	6	102
2028	87	2	89
	$480	$39	$519

8. Commitments and contingencies:

At December 31, 2024, there were no commitments to purchase lease assets.

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

9. Members’ capital:

A total of 4,265,386 Units and 4,271,656 Units were issued and outstanding at December 31, 2024 and 2023, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2024 and 2023 were as follows (in thousands except Units and per Unit data):

	2024	2023
Distributions	$2,989	$2,991
Weighted average number of Units outstanding	4,270,319	4,273,518
Weighted average distributions per Unit	$0.70	$0.70

10. Fair value measurements:

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

At December 31, 2024 and 2023, the Company’s warrants and investment in equity securities were measured on a recurring basis. There were no assets measured at fair value on a non-recurring basis at December 31, 2024 and 2023.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At December 31, 2024 and 2023, the calculated fair value of the Fund’s warrant portfolio was $106 thousand and $75 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the years ended December 31, 2024 and 2023 and classified as Level 3 are as follows (in thousands):

	2024	2023
Fair value of warrants at beginning of year	$75	$108
Unrealized gain (loss) on fair value adjustment for warrants	31	(33)
Fair value of warrants at end of year	$106	$75

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of securities was $1 thousand at both December 31, 2024 and 2023. Such valuations are classified within Level 1 of the valuation hierarchy. For the year ended December 31, 2024, unrealized gains and losses were deemed de minimis. Unrealized losses of $10 thousand were recorded for the year ended December 31, 2023. The Company realized $2 thousand of gains from sales of equity securities during 2023. There were no such sales during 2024.

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2024 and 2023:

December 31, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.65 - 6.94 (3.02)
			Annualized volatility	40.56% - 73.00% (72.46%)

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.35 - 7.94 (4.06)
			Annualized volatility	31.90% - 83.00% (43.19%)

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

ATEL 16, LLC
NOTES TO FINANCIAL STATEMENTS

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at December 31, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,164	$1,164	$—	$—	$1,164
Investment in equity securities	1	—	—	1	1
Warrants, fair value	106	—	—	106	106
Financial liabilities:
Non-recourse debt	480	—	—	466	466

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,238	$3,238	$—	$—	$3,238
Investment in equity securities	1	—	—	1	1
Warrants, fair value	75	—	—	75	75
Financial liabilities:
Non-recourse debt	770	—	—	750	750

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2024. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2024.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 74, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 71, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2024.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2024 and 2023 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2024, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2024 and 2023, the Company incurred audit fees with its principal auditors totaling $132 thousand and $109 thousand, respectively. Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)	13
	Balance Sheets at December 31, 2024 and 2023	14
	Statements of Operations for the years ended December 31, 2024 and 2023	15
	Statements of Changes in Members’ Capital for the years ended December 31, 2024 and 2023	16
	Statements of Cash Flows for the years ended December 31, 2024 and 2023	17
	Notes to Financial Statements	18

2.	Financial Statement Schedules

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
(101.CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104) The cover page for the Company’s Annual Report on Form 10-K for the year ended
December 31, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2025

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 19, 2025
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 19, 2025
Paritosh K. Choksi

/s/ Raymond A. Rigo	Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 19, 2025
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.