Form 10-Q
period 2025-03-31
ATEL 16, LLC
filed 2025-05-15
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2025

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

The number of Limited Liability Company Units outstanding as of April 30, 2025 was 4,264,386.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024
(In Thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$713	$1,164
Accounts receivable, net	17	28
Investment in equity securities	48	48
Warrants, fair value	100	106
Investment in equipment and leases, net	3,990	4,148
Prepaid expenses and other assets	3	2
Total assets	$4,871	$5,496

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$42	$31
Accrued distributions to Other Members	287	288
Other	94	95
Non-recourse debt	440	480
Unearned operating lease income	210	82
Total liabilities	1,073	976

Commitments and contingencies (Note 7)

Members’ capital:
Managing Member	—	—
Other Members	3,798	4,520
Total Members’ capital	3,798	4,520
Total liabilities and Members’ capital	$4,871	$5,496

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$509	$551
Other revenue	14	7
Total operating revenues	523	558

Operating expenses:
Depreciation of operating lease assets	156	282
Asset management fees to Managing Member	75	77
Cost reimbursements to Managing Member and/or affiliates	52	80
Amortization of initial direct costs	2	3
Interest expense	5	8
Professional fees	135	40
Outside services	32	22
Taxes on income and franchise fees	11	13
Other expense	22	25
Total operating expenses	490	550
Net income from operations	33	8

Other loss:
Unrealized loss on fair value adjustment for warrants	(6)	—
Total other loss	(6)	—
Net income	$27	$8

Net income:
Managing Member	$—	$—
Other Members	27	8
	$27	$8

Net income per Limited Liability Company Unit - Other Members	$0.01	$0.00
Weighted average number of Units outstanding	4,264,697	4,271,656

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2025
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2024	4,265,386	$4,520	$—	$4,520
Repurchase of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.17 per Unit)	—	(746)	—	(746)
Net income	—	27	—	27
Balance March 31, 2025	4,264,386	3,798	—	3,798

	Three Months Ended March 31, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2023	4,271,656	$7,368	$—	$7,368
Distributions to Other Members ($0.17 per Unit)	—	(747)	—	(747)
Net income	—	8	—	8
Balance March 31, 2024	4,271,656	6,629	—	6,629

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024
(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$27	$8
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	156	282
Amortization of initial direct costs	2	3
Provision (reversal of provision) for doubtful accounts	2	(1)
Unrealized loss on fair value adjustment for warrants	6	—
Changes in operating assets and liabilities:
Accounts receivable	9	(21)
Prepaid expenses and other assets	(1)	2
Due to/from Managing Members and affiliates	11	(8)
Accounts payable, other	(1)	(8)
Unearned operating lease income	128	139
Net cash provided by operating activities	339	396

Financing activities:
Repayments under non-recourse debt	(40)	(88)
Distributions to Other Members	(747)	(747)
Repurchase of units	(3)	—
Net cash used in financing activities	(790)	(835)

Net decrease in cash and cash equivalents	(451)	(439)
Cash and cash equivalents at beginning of period	1,164	3,238
Cash and cash equivalents at end of period	$713	$2,799

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$5	$8
Cash paid during period for taxes	$16	$16

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$287	$288

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

As of March 31, 2025, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,264,386 Units were outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2025, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2025 and 2024, and as of March 31, 2025 and December 31, 2024, all of the Company’s current operating revenues and long-lived assets related to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $48 thousand of investment securities at both March 31, 2025 and December 31, 2024. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both March 31, 2025 and December 31, 2024. During both three month periods ended March 31, 2025 and 2024, unrealized gains and losses on securities with readily determinable values were deemed de minimis. There were no fair value adjustments on securities that do not have readily determinable values during the three months ended March 31, 2025 and 2024, and on a cumulative basis. There were neither impairment losses nor sale of securities during the three months ended March 31, 2025 and 2024.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s portfolio of warrants was $100 thousand and $106 thousand, respectively. Unrealized losses of $6 thousand were recorded on fair valuation of warrants for the three months ended March 31, 2025. Unrealized gains and losses were deemed de minimis for the three months ended March 31, 2024. There were no net exercises of warrants during the three months ended March 31, 2025 and 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. Adoption of this ASU had no material impact on the Company’s financial statements and disclosures.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2024	Reclassifications	Expense	2025
Equipment under operating leases, net	$4,135	$(147)	$(156)	$3,832
Assets held for sale or lease, net	—	147	—	147
Initial direct costs, net	13	—	(2)	11
Total	$4,148	$—	$(158)	$3,990

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $156 thousand and $282 thousand for the respective three months ended March 31, 2025 and 2024.

For the respective three months ended March 31, 2025 and 2024, total depreciation includes additional depreciation recorded to reflect quarter- and year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such additional depreciation totaled $27 thousand and $15 thousand for the respective three months ended March 31, 2025 and 2024. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. In addition, there were no purchases of equipment and no impairment losses during the three months ended March 31, 2025 and 2024.

IDC amortization expense related to the Company’s operating leases totaled $2 thousand and $3 thousand for the respective three months ended March 31, 2025 and 2024.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	March 31,
	2024	Additions	Dispositions	2025
Coal terminal	$5,000	$—	$—	$5,000
Aviation	3,858	—	—	3,858
Railroad	3,334	—	—	3,334
Marine vessel	2,291	—	—	2,291
Construction	1,902	—	(488)	1,414
Materials handling	642	—	—	642
Trucks and trailers	86	—	—	86
Other	133	—	—	133
	17,246	—	(488)	16,758
Less accumulated depreciation	(13,111)	(156)	341	(12,926)
Total	$4,135	$(156)	$(147)	$3,832

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The average estimated residual value for assets on operating leases was 18% and 20% of the assets’ original cost at March 31, 2025 and December 31, 2024, respectively. There were no operating leases in non-accrual status at March 31, 2025 and December 31, 2024.

At March 31, 2025, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2025	$904
Year ending December 31, 2026	747
2027	676
2028	480
2029	360
2030	345
$3,512

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of March 31, 2025, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2023	$1
Reversal of provision for doubtful accounts	(1)
Balance March 31, 2024	$—

Balance December 31, 2024	$—
Provision for doubtful accounts	2
Balance March 31, 2025	$2

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Administrative costs reimbursed to Managing Member and/or affiliates	$52	$80
Asset management fees to Managing Member	75	77
	$127	$157

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2025 and 2024, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At March 31, 2025, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.66% to 4.71% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2025, gross operating lease rentals totaled approximately $473 thousand over the remaining lease terms; and the carrying value of the pledged assets is $793 thousand. The notes mature at various dates from 2025 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2025	$119	$13	$132
Year ending December 31, 2026	138	12	150
2027	95	6	101
2028	88	2	90
	$440	$33	$473

7. Commitments and contingencies:

At March 31, 2025, there were no commitments to purchase lease assets.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 4,264,386 and 4,265,386 Units were issued and outstanding at March 31, 2025 and December 31, 2024, respectively. These amounts are inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2025 and 2024 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2025	2024
Distributions	$746	$747
Weighted average number of Units outstanding	4,264,697	4,271,656
Weighted average distributions per Unit	$0.17	$0.17

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

At March 31, 2025 and December 31, 2024, the Company’s warrants and investment in equity securities were measured at fair value on a recurring basis. There were no assets measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At March 31, 2025 and December 31, 2024, the calculated fair value of the Fund’s warrant portfolio was $100 thousand and $106 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three months ended March 31, 2025 and 2024 and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Fair value of warrants at beginning of period	$106	$75
Unrealized loss on fair value adjustment for warrants	(6)	—
Fair value of warrants at end of period	$100	$75

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $1 thousand at both March 31, 2025 and December 31, 2024. Such valuations are classified within Level 1 of the valuation hierarchy. Unrealized gains and losses for both three month periods ended March 31, 2025 and March 31, 2024 were deemed de minimis.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2025 and December 31, 2024:

March 31, 2025
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.41 - 6.69 (2.77)
			Annualized volatility	40.51% - 73.15% (72.57%)

December 31, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.65 - 6.94 (3.02)
			Annualized volatility	40.56% - 73.00% (72.46%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$713	$713	$—	$—	$713
Investment in equity securities	1	1	—	—	1
Warrants, fair value	100	—	—	100	100
Financial liabilities:
Non-recourse debt	440	—	—	430	430

	Fair Value Measurements at December 31, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,164	$1,164	$—	$—	$1,164
Investment in equity securities	1	1	—	—	1
Warrants, fair value	106	—	—	106	106
Financial liabilities:
Non-recourse debt	480	—	—	466	466

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

Through March 31, 2025, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.8 million (inclusive of the $500 initial Member’s capital investment), had been received. As of March 31, 2025, a total of 4,264,386 Units were issued and outstanding.

Results of Operations

Three months ended March 31, 2025 versus three months ended March 31, 2024

The Company had net income of $27 thousand and $8 thousand for the respective three months ended March 31, 2025 and 2024. Compared to the prior year quarter, the results for the current quarter primarily reflect decreases in both total operating revenues and total operating expenses.

Revenues

Total operating revenues decreased by $35 thousand, or 6%, primarily due to a $42 thousand decrease in operating lease revenues partially offset by a $7 thousand increase in other income. The decrease in operating lease revenues was comprised of a $30 thousand decline in revenues from leases under month-to-month contracts, a $9 thousand decrease in rents due to lease run-off, and a $3 thousand increase in bad debt provision. Offsetting such decreases in lease revenues was a $7 thousand increase in other income related to an increase in deferred maintenance fees on certain returned equipment.

Expenses

Total operating expenses decreased by $60 thousand, or 11%, primarily due to decreases in depreciation and costs reimbursed to the Managing Member offset, in part, by increases in professional fees and outside services.

Depreciation expense decreased by $126 thousand due to lease run-off and disposition of lease assets since March 31, 2024. Cost reimbursements to the Managing Member decreased by $28 thousand primarily due to a reduction in payroll costs allocated to the Fund. As partial offsets, professional fees increased by $95 thousand due to timing differences in receipt of services and billings, and outside services increased by $10 thousand due to the timing of payments related to Sarbanes-Oxley compliance.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $713 thousand and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$339	$396
Financing activities	(790)	(835)
Net decrease in cash and cash equivalents	$(451)	$(439)

During the three months ended March 31, 2025 and 2024, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts.

During the three months ended March 31, 2025 and 2024, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $747 thousand for both three months ended March 31, 2025 and 2024. Repayments of non-recourse debt totaled $40 thousand and $88 thousand for the same respective periods. The Company repurchased units at a cost of $3 thousand during the three months ended March 31, 2025. There were no such repurchases during the prior year period. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables for both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through March 31, 2025.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2025, and paid through March 31, 2025. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2025 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – Nov 2023	Jan 2023 – Dec 2023	2,991		—		2,991		0.70	4,273,518
Dec 2023 – Nov 2024	Jan 2024 – Dec 2024	2,989		—		2,989		0.70	4,270,319
Dec 2024 – Feb 2025	Jan 2024 – Mar 2024	746		—		746		0.17	4,264,697

		$30,257		$—		$30,257		$7.67
Source of distributions
Lease and loan payments and sales proceeds received		$30,257	100.00%	$—	0.00%	$30,257	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$30,257	100.00%	$—	0.00%	$30,257	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022, December 1, 2022 – November 30, 2023, December 1, 2023 – November 30, 2024 and December 1, 2024 – February 28, 2025, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2025, there were no commitments to purchase lease assets.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies since December 31, 2024.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2025 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2025

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