Form 10-Q
period 2025-09-30
ATEL 16, LLC
filed 2025-11-14
CIK 1575048

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2025

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

The number of Limited Liability Company Units outstanding as of October 31, 2025 was 4,264,386.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 16, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 16, LLC

BALANCE SHEETS

SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(In Thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$550	$1,164
Accounts receivable, net	11	28
Investment in equity securities	48	48
Warrants, fair value	84	106
Investment in equipment and leases, net	3,502	4,148
Prepaid expenses and other assets	1	2
Total assets	$4,196	$5,496

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$17	$31
Accrued distributions to Other Members	164	288
Other	94	95
Non-recourse debt	358	480
Unearned operating lease income	200	82
Total liabilities	833	976

Commitments and contingencies (Note 7)

Members’ capital:
Managing Member	—	—
Other Members	3,363	4,520
Total Members’ capital	3,363	4,520
Total liabilities and Members’ capital	$4,196	$5,496

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$523	$508	$1,547	$1,609
Loss on sales of operating lease assets	—	—	(15)	—
Other revenue	—	12	14	24
Total operating revenues	523	520	1,546	1,633

Operating expenses:
Depreciation of operating lease assets	135	243	426	802
Asset management fees to Managing Member	53	76	187	229
Cost reimbursements to Managing Member and/or affiliates	35	92	130	236
Amortization of initial direct costs	2	1	6	7
Interest expense	5	7	15	22
Professional fees	36	27	201	185
Outside services	8	22	73	56
Taxes on income and franchise fees	7	12	—	83
Other expense	12	20	43	62
Total operating expenses	293	500	1,081	1,682
Net income (loss) from operations	230	20	465	(49)

Other (loss) income:
Unrealized (loss) gain on fair value adjustment for warrants	(15)	4	(22)	3
Total other (loss) income	(15)	4	(22)	3
Net income (loss)	$215	$24	$443	$(46)

Net income (loss):
Managing Member	$—	$—	$—	$—
Other Members	215	24	443	(46)
	$215	$24	$443	$(46)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.05	$0.01	$0.10	$(0.01)
Weighted average number of Units outstanding	4,264,386	4,269,656	4,264,489	4,270,970

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024
(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2025
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2025	4,264,386	$3,574	$—	$3,574
Distributions to Other Members ($0.10 per Unit)	—	(426)	—	(426)
Net income	—	215	—	215
Balance September 30, 2025	4,264,386	$3,363	$—	$3,363

	Nine Months Ended September 30, 2025
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2024	4,265,386	$4,520	$—	$4,520
Repurchase of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.37 per Unit)	—	(1,597)	—	(1,597)
Net income	—	443	—	443
Balance September 30, 2025	4,264,386	$3,363	$—	$3,363

	Three Months Ended September 30, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2024	4,269,656	$5,797	$—	$5,797
Distributions to Other Members ($0.18 per Unit)	—	(748)	—	(748)
Net income	—	24	—	24
Balance September 30, 2024	4,269,656	$5,073	$—	$5,073

	Nine Months Ended September 30, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2023	4,271,656	$7,368	$—	$7,368
Repurchase of Units	(2,000)	(7)	—	(7)
Distributions to Other Members ($0.52 per Unit)	—	(2,242)	—	(2,242)
Net loss	—	(46)	—	(46)
Balance September 30, 2024	4,269,656	$5,073	$—	$5,073

See accompanying notes.

ATEL 16, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024
(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income (loss)	$443	$(46)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	426	802
Loss on sales of operating lease assets	15	—
Amortization of initial direct costs	6	7
Provision for doubtful accounts	—	6
Unrealized loss (gain) on fair value adjustment for warrants	22	(3)
Changes in operating assets and liabilities:
Accounts receivable	17	23
Prepaid expenses and other assets	1	(1)
Due to/from Managing Members and affiliates	(14)	(11)
Accounts payable, other	(1)	(12)
Unearned operating lease income	118	121
Net cash provided by operating activities	1,033	886

Investing activities:
Proceeds from sales of lease assets	199	22
Net cash provided by investing activities	199	22

Financing activities:
Repayments under non-recourse debt	(122)	(250)
Distributions to Other Members	(1,721)	(2,242)
Repurchase of Units	(3)	(7)
Net cash used in financing activities	(1,846)	(2,499)

Net decrease in cash and cash equivalents	(614)	(1,591)
Cash and cash equivalents at beginning of period	1,164	3,238
Cash and cash equivalents at end of period	$550	$1,647

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$15	$22
Cash paid during period for taxes	$18	$96

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$164	$288

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

As of September 30, 2025, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $42.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 4,264,386 Units were outstanding.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2025, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2025 and 2024, and as of September 30, 2025 and December 31, 2024, all of the Company’s current operating revenues and long-lived assets related to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $48 thousand of investment securities at both September 30, 2025 and December 31, 2024. Such amounts included investment securities which do not have readily available fair values totaling $47 thousand at both September 30, 2025 and December 31, 2024. During both the three and nine months ended September 30, 2025 and 2024, unrealized gains and losses on securities with readily determinable values were deemed de minimis. There were no fair value adjustments on securities that do not have readily determinable values during the three and nine months ended September 30, 2025 and 2024, and on a cumulative basis. There were neither impairment losses nor sale of securities during the three and nine months ended September 30, 2025 and 2024.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s portfolio of warrants was $84 thousand and $106 thousand, respectively. Unrealized losses of $15 thousand were recorded on fair valuation of warrants for the three months ended September 30, 2025, as compared to unrealized gains of $4 thousand for the three months ended September 30, 2024. Unrealized losses of $22 thousand were recorded for the nine months ended September 30, 2025 as compared to unrealized gains of $3 thousand for the nine months ended September 30, 2024. There were no net exercises of warrants during the three and nine months ended September 30, 2025 and 2024.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	September 30,
	2024	Reclassifications	Expense	2025
Equipment under operating leases, net	$4,135	$(214)	$(426)	$3,495
Initial direct costs, net	13	—	(6)	7
Total	$4,148	$(214)	$(432)	$3,502

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $135 thousand and $243 thousand for the respective three months ended September 30, 2025 and 2024, and totaled $426 thousand and $802 thousand for the respective nine months ended September 30, 2025 and 2024.

For the respective three and nine months ended September 30, 2025 and 2024, total depreciation includes additional depreciation recorded to reflect quarter- and year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such additional depreciation totaled $42 thousand and $19 thousand for the respective three months ended September 30, 2025 and 2024. For the respective nine months ended September 30, 2025, and 2024, such additional depreciation totaled $107 thousand and $51 thousand. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. In addition, there were no purchases of equipment and no impairment losses during the three and nine months ended September 30, 2025, and 2024.

IDC amortization expense related to the Company’s operating leases totaled $2 thousand and $1 thousand for the respective three months ended September 30, 2025 and 2024, and $6 thousand and $7 thousand for the respective nine months ended September 30, 2025 and 2024.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2014 through 2021.

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications/	September 30,
	2024	Additions	Dispositions	2025
Coal terminal	$5,000	$—	$—	$5,000
Aviation	3,858	—	—	3,858
Railroad	3,334	—	—	3,334
Marine vessel	2,291	—	—	2,291
Construction	1,902	—	(725)	1,177
Materials handling	642	—	—	642
Trucks and trailers	86	—	—	86
Other	133	—	—	133
	17,246	—	(725)	16,521
Less accumulated depreciation	(13,111)	(426)	511	(13,026)
Total	$4,135	$(426)	$(214)	$3,495

The average estimated residual value for assets on operating leases was 18% and 20% of the assets’ original cost at September 30, 2025 and December 31, 2024, respectively. There were no operating leases in non-accrual status at September 30, 2025 and December 31, 2024.

At September 30, 2025, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2025	$194
Year ending December 31, 2026	747
2027	676
2028	480
2029	360
2030	345
$2,802

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of September 30, 2025, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 - 60
Railroad	35 - 50
Marine vessel	20 - 30
Aviation	20 - 30
Construction	7 - 10
Materials handling	7 - 10
Trucks and trailers	7 - 10
Other	7 - 10

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2023	$1
Provision for doubtful accounts	6
Balance September 30, 2024	$7

Balance December 31, 2024	$—
Provision for doubtful accounts	—
Balance September 30, 2025	$—

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Administrative costs reimbursed to Managing Member and/or affiliates	$35	$92	$130	$236
Asset management fees to Managing Member	53	76	187	229
	$88	$168	$317	$465

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2025 and 2024, the Company has not exceeded the annual and/or cumulative limitations discussed above.

6. Non-recourse debt:

At September 30, 2025, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.65% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2025, gross operating lease rentals totaled approximately $382 thousand over the remaining lease terms; and the carrying value of the pledged assets is $719 thousand. The notes mature at various dates from 2025 to 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2025	$37	$4	$41
Year ending December 31, 2026	138	12	150
2027	95	6	101
2028	88	2	90
	$358	$24	$382

7. Commitments and contingencies:

At September 30, 2025, there were no commitments to purchase lease assets.

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

8. Members’ capital:

A total of 4,264,386 and 4,265,386 Units were issued and outstanding at September 30, 2025 and December 31, 2024, respectively. These amounts are inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Distributions	$426	$748	$1,597	$2,242
Weighted average number of Units outstanding	4,264,386	4,269,656	4,264,489	4,270,970
Weighted average distributions per Unit	$0.10	$0.18	$0.37	$0.52

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

At September 30, 2025 and December 31, 2024, the Company’s warrants and investment in equity securities were measured at fair value on a recurring basis. There were no assets measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At September 30, 2025 and December 31, 2024, the calculated fair value of the Fund’s warrant portfolio was $84 thousand and $106 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of the warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2025 and 2024 and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fair value of warrants at beginning of period	$99	$74	$106	$75
Unrealized (loss) gain on fair value adjustment for warrants	(15)	4	(22)	3
Fair value of warrants at end of period	$84	$78	$84	$78

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $1 thousand at both September 30, 2025 and December 31, 2024. Such valuations are classified within Level 1 of the valuation hierarchy. Unrealized gains and losses for both the three and nine months ended September 30, 2025 and 2024 were deemed de minimis.

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

ATEL 16, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2025 and December 31, 2024:

September 30, 2025
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	2.16 - 6.19 (2.30)
			Annualized volatility	40.82% - 72.28% (72.07%)

December 31, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.09)
			Time to maturity (in years)	0.65 - 6.94 (3.02)
			Annualized volatility	40.56% - 73.00% (72.46%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance at September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at September 30, 2025
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$550	$550	$—	$—	$550
Investment in equity securities	1	1	—	—	1
Warrants, fair value	84	—	—	84	84
Financial liabilities:
Non-recourse debt	358	—	—	352	352

	Fair Value Measurements at December 31, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,164	$1,164	$—	$—	$1,164
Investment in equity securities	1	1	—	—	1
Warrants, fair value	106	—	—	106	106
Financial liabilities:
Non-recourse debt	480	—	—	466	466

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

Through September 30, 2025, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $42.8 million (inclusive of the $500 initial Member’s capital investment), had been received. As of September 30, 2025, a total of 4,264,386 Units were issued and outstanding.

Results of Operations

Three months ended September 30, 2025 versus three months ended September 30, 2024

The Company had net income of $215 thousand and $24 thousand for the three months ended September 30, 2025 and 2024, respectively. Compared to the prior year quarter, the results for the current quarter primarily reflects a decrease in total operating expenses partially offset by an unfavorable change in unrealized gains and losses recognized on the Company’s warrants.

Revenues

Total operating revenues was flat at $523 thousand for the current quarter as compared to $520 thousand during the prior year quarter. At a detailed level, operating lease revenues increased by $15 thousand due to a $32 thousand increase in rents from leases under month-to-month contracts and an $8 thousand reduction in bad debt provision offset, in part, by a $25 thousand decline in fixed rents received due primarily to lease run-off. Such net increase in operating lease revenues was partially offset by a $12 thousand decrease in interest earned on the Fund’s cash deposits.

Expenses

Total operating expenses decreased by $207 thousand, or 41%, primarily due to decreases in depreciation, costs reimbursed to the Managing Member, asset management fees and outside services.

Depreciation expense decreased by $108 thousand primarily due to lease run-off. Such decrease was net of $42 thousand of additional depreciation recorded to reflect quarter-to-date changes in the estimated residual value of certain equipment generating revenue under month-to-month extensions. Cost reimbursements to the Managing Member decreased by $57 thousand primarily due to a decline in allocated payroll costs. Asset management fees decreased by $23 thousand due to the continued decline in managed assets and related revenues, and outside services expense decreased by $14 thousand mainly due to the timing of payments related to Sarbanes Oxley and information technology services.

Nine months ended September 30, 2025 versus nine months ended September 30, 2024

The Company had net income of $443 thousand and a net loss of $46 thousand for the respective nine months ended September 30, 2025 and 2024. The results for the nine months ended September 30, 2025 primarily reflect a reduction in total operating revenues, which was more than offset by a decline in total operating expenses.

Revenues

The decrease in total operating revenue totaled $87 thousand, or 5%, and was primarily a result of the decline in operating lease revenues and other revenue, along with a loss realized on sale of certain construction equipment. The decrease in operating lease revenues totaled $62 thousand and was primarily due to lower revenues from leases under month-to-month contracts and the impact of lease run-off, while other revenue declined by $10 thousand due to a decrease in interest earned on the Fund’s cash deposits. The loss related to the lease asset sales totaled $15 thousand. There was no such loss during the prior year period.

Expenses

Total operating expenses decreased by $601 thousand, or 36%, primarily due to decreases in depreciation expense, costs reimbursed to the Managing Member, taxes on income, and asset management fees.

The decrease in depreciation expense totaled $376 thousand and was mostly attributable to lease run-off. Such decrease was net of $55 thousand of additional depreciation recorded to reflect year-to-date changes in the estimated residual value of certain equipment generating revenue under month-to-month extensions. Cost reimbursements to the Managing Member decreased by $106 thousand due to a reduction in allocated payroll costs and other operating expenses. Such decline was attributable to a lower allocation basis resulting from the continued decline in total Fund assets. Taxes on income declined by $83 thousand as the prior amount included a payment of excise taxes related to prior year revenues generated by certain equipment, and asset management fees decreased by $42 thousand due to the continued decline in managed assets and related revenues.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $550 thousand and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,033	$886
Investing activities	199	22
Financing activities	(1,846)	(2,499)
Net decrease in cash and cash equivalents	$(614)	$(1,591)

During the nine months ended September 30, 2025 and 2024, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. In addition, during the nine months ended September 30, 2025 and 2024, the Company received $199 thousand and $22 thousand of proceeds from sales of lease assets.

During the nine months ended September 30, 2025 and 2024, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $1.7 million and $2.2 million for the respective nine months ended September 30, 2025 and 2024. Repayments of non-recourse debt totaled $122 thousand and $250 thousand for the same respective periods. The Company repurchased units at a cost of $3 thousand and $7 thousand during the nine months ended September 30, 2025 and 2024, respectively. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables for both nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2014. Additional distributions have been made through September 30, 2025.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2025, and paid through September 30, 2025. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 16, LLC Prospectus dated November 5, 2013 (“Prospectus”) under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2025 (in thousands, except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period(1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding(3)
Monthly and quarterly distributions
Nov 2013 – Mar 2014 (Distribution of all escrow interest)	Jun 2014	$—		$—		$—		n/a	n/a
Mar 2014 – Nov 2014	Apr 2014 – Dec 2014	453		—		453		0.51	896,524
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	2,096		—		2,096		0.69	3,044,217
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	3,016		—		3,016		0.70	4,306,106
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	3,001		—		3,001		0.70	4,295,644
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,997		—		2,997		0.70	4,276,421
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,992		—		2,992		0.70	4,274,486
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	2,992		—		2,992		0.70	4,274,486
Dec 2020 – Nov 2021	Jan 2021 – Dec 2021	2,992		—		2,992		0.70	4,274,486
Dec 2021 – Nov 2022	Jan 2022 – Dec 2022	2,992		—		2,992		0.70	4,274,486
Dec 2022 – Nov 2023	Jan 2023 – Dec 2023	2,991				2,991		0.70	4,273,518
Dec 2023 – Nov 2024	Jan 2024 – Dec 2024	2,989				2,989		0.70	4,270,319
Dec 2024 – Aug 2025	Jan 2025 – Sep 2025	1,597				1,597		0.37	4,264,489

		$31,108		$—		$31,108		$7.87
Source of distributions
Lease and loan payments and sales proceeds received		$31,108	100.00%	$—	0.00%	$31,108	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$31,108	100.00%	$—	0.00%	$31,108	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, December 1, 2018 – November 30, 2019, December 1, 2019 – November 30, 2020, December 1, 2020 – November 30, 2021, December 1, 2021 – November 30, 2022, December 1, 2022 – November 30, 2023, December 1, 2023 – November 30, 2024 and December 1, 2024 – August 31, 2025, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2025, there were no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2025 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025

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